Form 10-K
period 2024-12-31
SCHLUMBERGER LIMITED/NV
filed 2025-01-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number including area code: (713) 513-2000

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

As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $66.86 billion.

As of December 31, 2024, the number of shares of common stock outstanding was 1,400,850,420.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, the registrant’s definitive proxy statement for its 2025 Annual General Meeting of Shareholders, to be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2024 (the “2025 Proxy Statement”).

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

The primary offerings comprising this Division are:

•
Digital Solutions: Includes products, services, and solutions that span the energy value chain from subsurface characterization through field development and hydrocarbon production to carbon management and the integration of adjacent energy systems. Offerings are founded upon proprietary and open-source data platform technologies, industry-leading simulators, and workflow tools, and include domain-specific application of innovative digital capabilities, such as artificial intelligence ("AI") and machine learning. Solutions are deployable on traditional on-premise IT infrastructures, the cloud, and the edge, allowing for full market coverage irrespective of customer constraints. Digital Solutions also provides comprehensive reservoir interpretation and data processing services, enabled by a scientifically advanced platform and innovative subsurface imaging techniques for exploration data, and includes one of the industry’s most extensive exploration data libraries.
•
Asset Performance Solutions: Offers an integrated business model for field production projects. Combines SLB’s services and products with drilling rig management and specialized engineering and project management expertise, to provide a complete solution from well construction to production improvement. As of December 31, 2024, SLB’s APS portfolio primarily consisted of three field production projects in Ecuador and one in Canada.

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

The primary offerings comprising this Division are:

•
Evaluation: Provides the measurement, interpretation, and insights necessary to understand the subsurface geology and fluids through wireline logging, downhole testing and rock and fluid analysis services.
•
Stimulation: Provides services to restore or enhance well productivity through hydraulic fracturing, matrix stimulation, and water treatment.
•
Intervention: Provides a comprehensive approach to oil and gas operators to increase their intervention success rates and maximize recovery from brownfields through cased hole wireline and perforations, coiled-tubing interventions, slickline, and reservoir monitoring.

Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance. Well Construction provides operators and drilling rig manufacturers with services and products related to the design and construction of a well.

The primary offerings comprising this Division are:

•
Measurements: Provides services and associated engineering support for mud logging for geological and drilling surveillance, directional drilling, measurement-while-drilling, and logging-while-drilling services for all well profiles.
•
Drilling Fluids: Supplies individually engineered drilling fluid systems that improve drilling performance and maintain well control and wellbore stability throughout drilling operations as well as products and services that secure and protect well casings while isolating fluid zones and maximizing wellbore activity.
•
Equipment: Provides drilling equipment, including pressure control equipment and rotary drilling equipment, and services for drilling contractors, operators, and rental tool companies, and shipyards as well as land drilling rigs and related services.
•
Drilling: Designs, manufactures, and markets roller cone and fixed cutter drill bits for all drilling environments, as well as a wide variety of bottomhole assembly and borehole enlargement technologies for drilling operations.
•
Integrated Well Construction: Provides integrated solutions to construct or change the architecture of wells, including well planning, well drilling (including autonomous drilling), engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

Production Systems – Develops technologies and provides expertise that enhances production and recovery from subsurface reservoirs to the surface, into pipelines, and to refineries. Production Systems provides a comprehensive portfolio of equipment and services including subsurface production systems, subsea and surface equipment and services, and midstream production systems.

The primary offerings comprising this Division are:

•
Subsea Production Systems: Through its OneSubsea™ joint venture, provides integrated solutions, products, systems, and services for the subsea market, including wellheads, subsea trees, manifolds and flowline connectors, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.
•
Artificial Lift: Provides lifting solutions using electrical submersible pumps, gas lift equipment, progressing cavity pumps, and surface horizontal pumping systems.
•
Completions: Supplies well completion services and equipment that includes packers, safety valves, and sand control technology, as well as a range of intelligent systems that enable real-time visibility and performance monitoring.
•
Surface Production Systems: Designs and manufactures onshore and offshore systems including wellheads, valves, chokes, actuators, and surface trees, and provides fracturing and flow back services to operators.
•
Midstream Production Systems: Enables efficient monetization of subsurface assets using standard and custom-designed onshore, offshore, and downstream processing and chemical treatment systems, as well as unique, reservoir-driven, fit-for-purpose integrated production systems for accelerating first production and maximizing project economics.
•
Valves: Serves the upstream, midstream, and downstream markets with a broad portfolio of valves that are primarily used to control and direct the flow of hydrocarbons as they are moved from wellheads through flow lines, gathering lines, and transmission systems to refineries, petrochemical plants, and industrial centers for processing.

SLB's four Divisions operate through a geographical structure of four Basins that are aligned with critical concentrations of activity: Americas Land, Offshore Atlantic, Middle East & North Africa, and Asia. The Basins are configured around common regional characteristics that enable us to deploy fit-for-purpose technologies, operating models, and skills to meet the specific customer needs in each Basin. The Basins are further organized into GeoUnits, which can be a region, a single country, or comprise several countries. With a strong focus on customers, the Basins identify opportunities for growth, and are focused on agility, responsiveness, and competitiveness.

Supporting the Divisions is a global network of research and development centers. Through these centers we advance SLB’s technology programs to enhance industry efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, and increase asset value safely, securely, and sustainably. These centers also support SLB's investments in lower carbon energy sources and carbon capture technologies.

ChampionX Transaction

On April 2, 2024, SLB announced a definitive agreement to purchase ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders will receive 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders will own approximately 9% of SLB's outstanding shares of common stock. ChampionX reported revenue of approximately $2.7 billion for the nine months ended September 30, 2024. The transaction, which is subject to regulatory approvals and other customary closing conditions, received the approval of the ChampionX stockholders at a special meeting held on June 18, 2024. It is anticipated that the transaction will close in the first quarter of 2025.

Corporate Strategy

The evolving marketplace will require bold new technologies and ideas, digital transformation and a deep commitment to sustainability. With a balanced energy transition in mind, our strategy is focused on three engines of growth: Core, Digital, and New Energy.

Core

Consisting of our Reservoir Performance, WeIl Construction and Production Systems Divisions, Core remains SLB’s largest engine of growth. Building on decades of technology advancement, we will continue innovating new products, services and technologies that make the exploration, development and production of oil and gas assets cleaner, more cost effective, and more efficient, with lower carbon emissions and less impact on the environment.

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

Digital

Digital capabilities continue to grow throughout the energy industry as a key element of the complex systems required to meet current energy demand, improve efficiency and to harness the promise of a lower-carbon future. SLB is uniquely positioned to support customers on their digital journeys by providing an offering which spans planning and operational workflows, underpinned by a data platform which allows customers to realize efficiency gains through AI.

SLB’s customers have access to leading digital products that help to meet their sustainability goals by driving transparency, better measurement, more effective planning, and more impactful and reliable outcomes. To continue elevating customer offerings, we are accelerating the adoption of our proprietary Delfi™ offering, an open, scalable, and secure cloud-based software environment.

Our cloud-based solutions allow our customers to transition from our established software applications to our Delfi digital platform, and shift from a user-based license model to software-as-a-service (SaaS) subscriptions. This enables customers to evolve from legacy infrastructure and deliver new levels of value creation, with access to key resources such as storage and increased computing power from our cloud partners and our industry-leading simulators. Our evolving offering of on-premises solutions allows us to support the digital transition journey of customers that prefer or are required to maintain data solutions locally.

Through our LumiTM data and AI platform, we also enable data-driven decision making for our customers across the energy industry. Data from a wide variety of sources across the subsurface and operations value chain can be accessed, facilitating AI-driven decision making at scale. The platform can connect diverse industry data sources, inclusive of on-premises data platforms and customer data infrastructure.

We are also focused on using digital technology to enhance operational performance for our customers. Our software products sold directly to customers, which are agnostic to equipment provider, enable automation and autonomy to reduce cost and improve performance. However, we also provide digital services to enhance the SLB equipment and service offering in our Core Divisions. Many of these services use embedded AI to automate insights and differentiate our service delivery offering.

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

SLB will continue building businesses and forging partnerships across various industries to focus on three key areas: Industrial Decarbonization, Renewables and Energy Efficiency, and Critical Minerals.

Industrial Decarbonization focuses on providing technology and business solutions in the field of carbon capture and sequestration (“CCS”) and low-carbon hydrogen for hard-to-abate industries.

•
SLB has been in the CCS business for more than three decades and is actively progressing technologies to enable widespread adoption of CCS at scale. Our expertise extends beyond subsurface characterization and well construction to include capture technology, project economics, technology selection, and permitting. This includes the recent establishment of SLB Capturi, offering a modular product platform of industrial-scale carbon capture solutions. In addition, SLB is developing digital platforms to support emissions management for carbon and methane that will allow clients to measure, monitor, and plan abatement strategies.

•
SLB has also invested in Genvia, a unique private-public partnership that combines SLB’s expertise and experience with that of the French Atomic Energy and Alternative Energies Commission and partners. Genvia aims to deliver the most efficient and cost-effective solid oxide electrolyzer technology for producing clean hydrogen in hard-to-abate industrial settings—a key component of the energy transition.

Renewables and Energy Efficiency refers to our technology and business solutions designed to enable renewable energy expansion and greater energy efficiency, with a focus on geothermal, geoenergy, and energy storage.

•
Geothermal power leverages the heat of the earth to generate electricity or provide heat directly, by tapping into subsurface hot water and steam zones.

•
Geoenergy uses the ambient temperatures beneath the earth's surface to act as a thermal battery and dramatically reduce energy consumption from heating and cooling buildings, driving both efficiency and decarbonization.

•
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

Critical Minerals is a business area where SLB is applying its knowledge of extraction technologies and processing to the location and sourcing of critical minerals, such as lithium from brine deposits, which will be required to support the energy transition. An example of this is our demonstration plant in Clayton Valley, Nevada, which integrates direct lithium extraction, concentration and conversion technologies to more sustainably produce lithium at scale. This is achieved much faster than conventional methods, while using significantly less land, water and chemical reagents.

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

There are three key components to SLB achieving the 2050 net-zero target: reducing operational emissions, reducing customer emissions that occur while using SLB technology, and taking carbon-negative actions of sufficient scale to offset any residual operating and technology emissions that SLB may have in 2050.

In tandem with our 2050 net-zero commitment, SLB introduced a portfolio of Transition Technologies™ in 2021. This portfolio includes a select group of products and services that quantifiably reduce our customers’ GHG emissions footprint, while continuing to drive high performance, reliability, and efficiency. This portfolio is supported by an impact quantification framework and will continue to grow as sustainability is further embedded in SLB’s research and development process.

Human Capital

As a leading global technology company that operates in more than 100 countries with a workforce of approximately 110,000 people from diverse backgrounds, cultures, and nationalities, one of SLB’s greatest strengths is the diversity of our people. We believe that our ability to attract, develop, motivate, and retain a highly competent and diverse workforce has been paramount to our success for many decades. We recognize that cultivating diversity and promoting inclusion are essential to attracting the best talent from around the world and enabling creativity and innovation to drive business success. We believe our strong culture focused on workforce diversity, inclusivity, and learning and development results in the best possible working environment for all our people.

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

SLB also recognizes the importance of gender diversity as a source of creativity, innovation, and competitive advantage. We are committed to leading our industry in this area and, in this regard, a number of years ago we established goals of having women represent 25% of our salaried workforce by 2025 and 30% by 2030. We reached our first milestone ahead of schedule, as women represented 25% of our salaried workforce as of December 31, 2024.

Inclusivity

We are building on our diversity to foster a strong culture of inclusion, in which each person can feel accepted, respected, and empowered to perform at their best. SLB has numerous global policies and programs to support our inclusive culture, including:

•
a Code of Conduct that outlines the standards of behavior and ethics that all employees are expected to follow, and that prohibits any form of discrimination, harassment, or retaliation;
•
a diversity, equity, and inclusion (“DEI”) strategy supported by a network of inclusion champions that promote DEI awareness and best practices; and
•
a mobility program that enables employees to gain international exposure and experience and develop cross-cultural competencies.

Learning and Development

SLB invests significantly in the learning and development of our people. We encourage a growth mindset and provide opportunities to our people for continuous learning throughout their career. This investment allows us to accelerate personal development while maximizing performance, fostering an agile workforce with the skills necessary to lead SLB today and into the future.

SLB believes that through diversity, inclusivity, and growth mindset, we can support our people to reach their full potential, which unlocks value for all of our stakeholders.

Competition

The principal methods of competition within the energy services industry are technological innovation, quality of service, and price differentiation. These factors vary geographically and are dependent upon the different services and products that SLB offers. SLB has numerous competitors, both large and small.

Intellectual Property

SLB owns or controls one of the industry’s leading portfolios of intellectual property, including but not limited to patents, proprietary information, trade secrets, and software tools and applications that, in the aggregate, are material to SLB’s business. While SLB seeks and holds a significant number of patents covering various products and processes, no particular patent or group of patents is material to SLB’s business.

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

Customers

SLB’s primary customers are national oil companies, large integrated oil companies, and independent operators. No single customer exceeded 10% of SLB's consolidated revenue during each of 2024, 2023, and 2022.

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

Information About Our Executive Officers

The following table sets forth, as of January 22, 2025, the names and ages of SLB’s executive officers, including all offices and positions held by each executive officer during the past five years.

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	61	Chief Executive Officer and Director, since August 2019.

Khaled Al Mogharbel	54	Executive Vice President, Geographies, since July 2020; and Executive Vice President, Operations, April 2019 to June 2020.

Stephane Biguet	56	Executive Vice President and Chief Financial Officer, since January 2020.

Abdellah Merad	51	Executive Vice President, Core Services and Equipment, since April 2022; and Executive Vice President, Performance Management, May 2019 to March 2022.

Demosthenis Pafitis	57	Chief Technology Officer, since February 2020; and Senior Vice President, SLB 4.0 Platforms, December 2017 to January 2020.

Dianne Ralston	58

Chief Legal Officer, since December 2020, and Secretary, since April 2021; and Executive Vice President, Chief Legal Officer, and Secretary, TechnipFMC plc (a global oilfield services company), January 2017 to September 2020.

Carmen Rando Bejar	47	Chief People Officer, since April 2022; and Vice President, Global Business Services, September 2019 to March 2022.

Rakesh Jaggi	55	President, Digital and Integration, since April 2023; and Senior Vice President, Sales & Commercial, May 2019 to March 2023.

Gavin Rennick	50	President, New Energy, since April 2022; and Vice President, Human Resources, February 2019 to March 2022.

Kevin Fyfe	51	Vice President and Treasurer, since July 2022; and Vice President and Controller, October 2017 to June 2022.

Howard Guild	53	Chief Accounting Officer, since July 2005.

Ugo Prechner	47	Vice President and Controller, since August 2022; Well Construction Controller, July 2020 to July 2022; and Controller Operations, August 2019 to June 2020.

Vijay Kasibhatla	61	Director, Mergers and Acquisitions, since January 2013.

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
•
the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) and the expanded alliance known as OPEC+ to set and maintain production levels for oil;
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

Disruptions in the political, regulatory, economic, and social environments of the countries in which we operate or globally could adversely affect our reputation, financial condition, results of operations and cash flows.

We are a global technology company, and our non-US operations accounted for approximately 85% of our consolidated revenue in 2024, and 84% in 2023 and 2022. Geopolitical instability and unforeseen changes in any of the markets in which we operate could result in business disruptions or operational challenges that may adversely affect the demand for our products and services, or our reputation, our financial condition, and our results of operations and cash flows. These factors include, but are not limited to, the following:

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
•
public health crises;
•
local content and other similar regional requirements;
•
unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•
restrictions on the repatriation of income or capital;
•
supply chain disruptions;
•
currency exchange controls;
•
currency exchange rate fluctuations and devaluations; and
•
inflation.

As an example of a risk resulting from our global operations, in March 2022 we decided to immediately suspend new investment and technology deployment to our Russia operations. In July 2023, we announced that we were halting shipments of products into Russia from all our facilities worldwide in response to the continued expansion of international sanctions. Russia represented approximately 4% of our worldwide revenue during 2024. The carrying value of our net assets in Russia was approximately $0.6 billion as of December 31, 2024. This consisted of $0.1 billion of cash and short-term investments, $0.3 billion of receivables, $0.2 billion of fixed assets, $0.3 billion of other assets, and $0.3 billion of current liabilities.

We continue to actively monitor the dynamic situation in Russia and Ukraine and applicable laws, sanctions and trade control restrictions resulting from the conflict. The extent to which our reputation, operations, financial results and cash flows, including the ability to repatriate cash, may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effect of further laws, sanctions and trade control restrictions on our business, the global economy and global supply chains; and the impact of fluctuations in the exchange rate of the ruble. Continuation or escalation of the conflict may also exacerbate this and other risk factors identified in this Form 10-K, including cybersecurity, regulatory, and reputational risks.

Failure to effectively and timely address the energy transition could adversely affect our reputation, business, results of operations, and cash flows.

Our long-term success depends on our ability to effectively address the energy transition, which will require adapting our technology portfolio to changing customer preferences and government requirements, developing solutions to decarbonize oil and gas operations, and scaling innovative low-carbon and carbon-neutral technologies. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services, as well as our relationships with various stakeholders, could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Our operations are subject to cyber incidents that could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cybersecurity protection in connection with our digital technologies and services as well as our internal digital infrastructure. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by our customers, suppliers, alliance partners, or other third parties. We provide digital technologies that allow us or our customers to remotely perform wellsite and field operations. We also develop software and other digital products and services that store, retrieve, manipulate, and manage our customers’ information and data, external data, personal data, and our own data.

Our digital technologies and services, as well as third-party products, services and technologies that we rely on (including emerging technologies, such as AI programs), are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including AI) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. There can be no assurance that our cybersecurity risk management program, processes, or systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from social engineering such as phishing and ransomware infections. Even if we successfully defend our own digital technologies and services, we also rely on providers of third-party products, services, and networks, with whom we may share data and services, and who may be unable to effectively defend their digital technologies and services against attack.

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

Our operations are subject to international, regional, national, and local laws and regulations in every place where we operate, relating to matters such as environmental protection, health and safety, labor and employment, human rights, import/export controls, currency, emissions reporting, exchange, bribery and corruption, anti-money laundering, data privacy and cybersecurity, intellectual property, immigration, antitrust, and taxation. These laws and regulations are complex, frequently change, have tended to become more stringent over time, and could conflict among one another. In the event the scope of these laws and regulations expands in the future, the incremental cost of compliance could adversely affect our financial condition, results of operations, or cash flows.

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

In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions, as well as descriptions of their sustainable products and services. As a result, we or our customers may become subject to court orders compelling a reduction of GHG emissions or requiring mitigation of the effects of climate change, or requiring other mitigation actions.

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

We are subject to numerous laws and regulations relating to environmental protection, including those governing GHG and other air emissions, water discharges and waste management, as well as the importation and use of hazardous materials, radioactive materials, chemicals, and explosives. The technical requirements of these laws and regulations are becoming increasingly complex, stringent, and expensive to implement. These laws sometimes provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others.

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

The technical complexities of our operations expose us to a wide range of significant health, safety, and environmental risks. Our operations involve the use of radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development, and production environments. Accidents or acts of malfeasance involving these services (including remotely operated services) or equipment, or a failure of a product or service (including as a result of a cyberattack), could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations, which could materially adversely affect us. Any well incidents, including blowouts at a well site or any loss of containment or well control, may expose us to additional liabilities, which could be material. Generally, we rely on contractual indemnities, releases, and limitations on liability with our customers and insurance to protect us from potential liability related to such events. However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows.

Risks Related to the Proposed Acquisition of ChampionX

We may be unable to complete the proposed acquisition of ChampionX.

We or ChampionX may terminate the merger agreement between the parties (the “merger agreement”) in certain circumstances as described in our Current Report on Form 8-K filed with the SEC on April 2, 2024. If the proposed acquisition is not completed for any reason, including as a result of failure to obtain required regulatory approvals, the market price of our common stock may be adversely affected; we may experience negative reactions from the financial markets, customers, suppliers and other constituencies; we will be required to pay certain costs relating to the acquisition; and we may be required to pay a termination fee under certain circumstances set forth in the merger agreement.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

SLB maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and customer-facing products and services.

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

SLB has a Cybersecurity Operations Center operating in three locations to provide 24/7 monitoring of its global cybersecurity environment and to coordinate the investigation and remediation of alerts. A program for staging incident response drills is in place to prepare support teams in the event of a significant incident.

Cyber partners are a key part of SLB’s cybersecurity infrastructure. SLB partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. SLB engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in SLB’s environment as well as, if necessary, assist in responding to cyber attacks.

SLB’s Cybersecurity Director reports to SLB’s Chief Information Officer and is the head of the Company’s cybersecurity team. The Cyber Security Director is responsible for assessing and managing SLB’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public, and private sources, including external consultants engaged by SLB.

The Audit Committee of the Board of Directors oversees SLB’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee on the effectiveness of SLB’s cyber risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the SLB Board of Directors, at least annually, as part of the Company’s enterprise risk management process.

SLB faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. SLB has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on SLB’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Business and Operational Risks – Our operations are subject to cyber incidents that could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2024, there were 20,762 stockholders of record. The principal US market for SLB’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on SLB common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2019 in SLB common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that SLB specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

SLB Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Schlumberger Ltd
S&P 500 Index
Philadelphia Oil Service Index (OSX)

Share Repurchases

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. SLB cumulatively repurchased $3.5 billion of its common stock under this program as of December 31, 2024.

SLB's common stock repurchase program activity for the three months ended December 31, 2024 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
October 2024	5,545.1	$42.80	5,545.1	$6,805,195
November 2024	2,992.6	$42.47	2,992.6	$6,678,093
December 2024	3,221.6	$42.45	3,221.6	$6,541,326
	11,759.3	$42.62	11,759.3

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparison between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

2024 Executive Overview

2024 was a strong year for SLB as we successfully navigated evolving market conditions to deliver revenue growth, margin expansion, and solid free cash flow. Year on year, revenue increased by 10% and pretax segment operating income grew by 12%, while we generated $6.6 billion in cash flow from operations and $4.0 billion in free cash flow, enabling us to return $3.3 billion to shareholders and reduce net debt by $571 million. These results demonstrate SLB’s ability to deliver consistent financial performance despite moderating upstream investment growth, driven by our global scale, unmatched digital offerings and ongoing focus on cost optimization.

Our full-year results were highlighted by 12% international revenue growth. This performance was led by the Middle East & Asia and Europe & Africa, which grew 18% and 13%, respectively. The Middle East & Asia achieved record revenues, while growth in Europe & Africa was bolstered by the Aker subsea business, which was acquired in the fourth quarter of 2023. Excluding this acquired business, international revenue increased 7% year over year, outperforming the rig count over the same period.

Our Core divisions — Reservoir Performance, Well Construction and Production Systems — delivered 9% revenue growth compared to the prior year, led by 24% growth in Production Systems, largely due to the subsea acquisition. Production Systems grew 9% organically due to double-digit increases in surface systems, completions and artificial lift. Reservoir Performance also delivered 9% growth, underpinned by strong stimulation and intervention activity in the production space.

Digital & Integration revenue increased 10% year on year, driven by 20% growth in digital, which reached $2.44 billion for the year. Accelerated adoption of our digital technologies marked a milestone year, highlighted by strategic collaborations with cross-industry leaders, the launch of the Lumi™ data and AI platform, new Performance Live™ centers to enable remote operations, and the achievement of fully autonomous drilling operations.

Our fit-for-basin approach, domain expertise and integration capabilities have established us as the performance partner of choice for addressing the operating challenges our customers face throughout the life cycle of their assets. As operators across the industry increasingly prioritize production and recovery, our strengths are more critical than ever. With the anticipated completion of our announced acquisition of ChampionX, we are set to further strengthen our production and recovery capabilities, enabling us to deliver even greater value to our customers. This strategic acquisition will also enhance the resilience of the SLB portfolio, providing some stability against the cycles in the years to come.

While upstream investment growth will remain subdued in the short term due to global oversupply, we anticipate that the oil supply imbalance will gradually abate. Global economic growth and a heightened focus on energy security, coupled with rising energy demand from AI and data centers will support the investment outlook for the oil and gas industry throughout the rest of the decade.

In our Core business, we are making unmatched contributions to the discovery, development and extraction of oil and gas reserves, fueling global energy supply. We have the leading offering in digital. And we are pursuing a meaningful opportunity in New Energy and decarbonization, where we have established a differentiated market position. Together, this is laying a strong foundation for our business.

Given our confidence in the business outlook and our ability to continue generating strong cash flows, in January 2025 our Board of Directors approved a 3.6% increase to our quarterly dividend. Additionally, we entered into accelerated share repurchase transactions to repurchase $2.3 billion of SLB common stock. This positions us to increase total return to shareholders, in the form of dividends and share repurchases, from $3.3 billion in 2024 to at least $4 billion in 2025.

Fourth Quarter 2024 Results

		(Stated in millions)

	Fourth Quarter 2024		Third Quarter 2024
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital & Integration	$1,156	$442	$1,088	$386
Reservoir Performance	1,810	370	1,823	367
Well Construction	3,267	681	3,312	714
Production Systems	3,197	506	3,103	519
Eliminations & other	(146)	(81)	(167)	(84)
Pretax segment operating income		1,918		1,902
Corporate & other (1)		(177)		(187)
Interest income (2)		36		36
Interest expense (3)		(128)		(132)
Charges & credits (4)		(262)		(112)
	$9,284	$1,387	$9,159	$1,507

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives, and other nonoperating items.
(2)
Excludes interest income included in the segments’ income (fourth quarter 2024: $10 million; third quarter 2024: $16 million).
(3)
Excludes interest expense included in the segments’ income (fourth quarter 2024: $3 million; third quarter 2024: $4 million).
(4)
Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $9.3 billion increased 1% sequentially, driven by digital sales in North America and higher activity in the Middle East, Europe and North Africa. On a divisional basis, Digital & Integration led the growth, driven by increased demand for digital products and solutions, while Production Systems benefited from strong backlog conversion as customers continued to invest in maximizing recovery from existing assets.

International revenue of $7.5 billion increased 1% sequentially driven by the Middle East & Asia and Europe & Africa. The Middle East & Asia grew 2% sequentially driven by strong activity in the United Arab Emirates, higher drilling in Egypt, and increased stimulation, intervention, and evaluation activity in Qatar. These gains were offset by weaker performance in Saudi Arabia and Australia. Europe & Africa also grew 2% sequentially largely driven by increased activity in Europe and North Africa. Revenue in Latin America declined 3% sequentially primarily due to reduced drilling activity in Mexico.

North America revenue of $1.8 billion increased 4% sequentially due to higher digital sales, increased sales of production systems, and increased drilling activity in U.S. land and Canada.

Digital & Integration

Digital & Integration revenue of $1.2 billion increased 6% sequentially driven by 10% growth in digital revenue, supported by greater adoption of digital technologies and higher sales of exploration data, particularly in the U.S. Gulf of Mexico. Asset Performance Solutions (“APS”) revenue was flat sequentially.

Digital & Integration pretax operating margin of 38% expanded 274 basis points (“bps”) sequentially, reflecting improved profitability in digital from higher sales and cost efficiencies.

Reservoir Performance

Reservoir Performance revenue of $1.8 billion declined 1% sequentially driven by reduced intervention and stimulation activity, partially offset by stronger evaluation activity. Revenue was impacted by lower stimulation and intervention work in Saudi Arabia, which was offset by increased activity in the rest of the Middle East & Asia and North America.

Reservoir Performance pretax operating margin of 20% expanded 35 bps sequentially, primarily reflecting improved profitability in evaluation services.

Well Construction

Well Construction revenue of $3.3 billion declined 1% sequentially due to reduced drilling activity in Mexico and Saudi Arabia, partially mitigated by higher activity across the rest of the Middle East & Asia.

Well Construction pretax operating margin of 21% declined 70 bps sequentially due to the reduced activity.

Production Systems

Production Systems revenue of $3.2 billion increased 3% sequentially with growth led by higher international sales of artificial lift, midstream production systems and completions, partially offset by reduced sales of subsea production systems.

Production Systems pretax operating margin of 16% decreased 93 bps sequentially primarily due to lower profitability in subsea production systems.

Full-Year 2024 Results

		(Stated in millions)

	2024		2023
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital & Integration	$4,247	$1,408	$3,871	$1,257
Reservoir Performance	7,177	1,452	6,561	1,263
Well Construction	13,357	2,826	13,478	2,932
Production Systems	12,143	1,898	9,831	1,245
Eliminations & other	(635)	(263)	(606)	(174)
Pretax segment operating income		7,321		6,523
Corporate & other (1)		(744)		(729)
Interest income (2)		134		87
Interest expense (3)		(498)		(489)
Charges & credits (4)		(541)		(110)
	$36,289	$5,672	$33,135	$5,282

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives, and other nonoperating items.
(2)
Excludes interest income included in the segments’ income (2024: $40 million; 2023: $13 million).
(3)
Excludes interest expense included in the segments’ income (2024: $14 million; 2023: $14 million).
(4)
Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2024 revenue of $36.3 billion increased 10% year on year. Approximately 46% of the year-on-year revenue increase came from the acquisition of the Aker Solutions subsea business ("Aker") in the fourth quarter of 2023 (see Note 6 to the Consolidated Financial Statements).

International revenue grew by 12% year on year. Excluding the contribution of the acquired Aker subsea business, international revenue increased 7% primarily driven by higher activity in the Middle East & Asia. North America revenue decreased 1% due to lower drilling in US land.

Digital & Integration

Digital & Integration revenue of $4.2 billion increased 10% year on year due to growth in digital revenue as APS revenue was essentially flat.

Digital & Integration pretax operating margin of 33% increased 67 bps year on year primarily due to the growth in digital revenue partially offset by effects of higher APS amortization expense and lower gas prices.

Reservoir Performance

Reservoir Performance revenue of $7.2 billion increased 9% year on year due to increased stimulation and intervention activity, with approximately 75% of the revenue growth coming from the Middle East & Asia.

Reservoir Performance pretax operating margin of 20% expanded 99 bps year on year due to improved profitability in the international markets driven by higher activity and improved pricing from increased technology intensity.

Well Construction

Well Construction revenue of $13.4 billion decreased 1% year on year. North America revenue declined 13% due to lower drilling activity in US land largely offset by a 2% increase in international revenue, primarily in the Middle East & Asia.

Well Construction pretax operating margin of 21% decreased 59 bps year on year driven by the reduced activity in North America.

Production Systems

Production Systems revenue of $12.1 billion increased 24% year on year mainly due to the acquisition of the Aker subsea business. Excluding the effects of the Aker subsea acquisition, revenue grew by 9% year on year driven by strong international sales across the portfolio.

Production Systems pretax operating margin of 16% expanded 297 bps year on year driven by a favorable activity mix, execution efficiency, and conversion of improved-price backlog.

Interest & Other Income, Net

Interest & other income, net consisted of the following:

		(Stated in millions)

	2024	2023
Earnings of equity method investments	$182	$206
Interest income	174	100
Gain on sale of investment	24	-
Gain on sale of Liberty shares	-	36
	$380	$342

Interest income increased $74 million primarily due to higher average cash and short-term investment balances.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2024	2023
Research & engineering	2.1%	2.1%
General & administrative	1.1%	1.1%

Charges and Credits

SLB recorded charges and credits during 2024 and 2023. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2024 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interest	Net
First quarter:
Merger & integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger & integration	31	5	8	18
Third quarter				-
Workforce reductions	65	10	-	55
Merger & integration	47	10	7	30
Fourth quarter				-
Asset impairments	162	23	-	139
Merger & integration	63	6	7	50
Workforce reductions	61	10	-	51
Gain on sale of investment	(24)	-	-	(24)
	$541	$87	$27	$427

The following is a summary of the 2023 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interests	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$-	$(28)
Fourth quarter:
Merger and integration	56	8	8	40
Currency devaluation loss in Argentina	90	-	-	90
	$110	$-	$8	$102

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

		(Stated in millions)

	Dec. 31,	Dec. 31,
Components of Liquidity:	2024	2023
Cash	$3,544	$2,900
Short-term investments	1,125	1,089
Short-term borrowings and current portion of long-term debt	(1,051)	(1,123)
Long-term debt	(11,023)	(10,842)
Net debt (1)	$(7,405)	$(7,976)

Changes in Liquidity:	2024	2023
Net income	$4,579	$4,275
Charges and credits	541	110
Depreciation and amortization (2)	2,519	2,312
Stock-based compensation expense	316	293
Earnings of equity method investments, less dividends received	(18)	(132)
Increase in working capital	(1,379)	(215)
US federal tax refund	-	85
Other	44	(91)
Cash flow from operations	6,602	6,637
Capital expenditures	(1,931)	(1,939)
APS investments	(483)	(507)
Exploration data capitalized	(198)	(153)
Free cash flow (3)	3,990	4,038
Dividends paid	(1,533)	(1,317)
Stock repurchase program	(1,737)	(694)
Proceeds from employee stock purchase plan	219	191
Proceeds from exercise of stock options	29	90
Taxes paid on net-settled stock-based compensation awards	(90)	(169)
Business acquisitions and investments, net of cash acquired plus debt assumed	(553)	(330)
Proceeds from sale of Liberty shares	-	137
Purchases of Blue Chip Swap securities	(207)	(185)
Proceeds from sales of Blue Chip Swap securities	152	97
Other	53	(195)
Change in net debt before impact of changes in foreign exchange rates	323	1,663
Impact of changes in foreign exchange rates	248	(307)
Decrease in Net Debt	571	1,356
Net Debt, Beginning of period	(7,976)	(9,332)
Net Debt, End of period	$(7,405)	$(7,976)

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

Key liquidity events during 2024 and 2023 included:

•
In January 2024, SLB announced a 10% increase to its quarterly cash dividend from $0.25 per share of outstanding common stock to $0.275 per share, beginning with the dividend paid in April 2024. In January 2023, SLB announced a 43% increase to its quarterly cash dividend from $0.175 per share of outstanding common stock to $0.25 per share, beginning with the dividend paid in April 2023. Dividends paid during 2024 and 2023 were $1.5 billion and $1.3 billion, respectively.

In January 2025, SLB announced a 3.6% increase to its quarterly dividend from $0.275 per share of outstanding common stock to $0.285 per share, beginning with the dividend payable in April 2025.

•
As of December 31, 2024, SLB cumulatively repurchased $3.5 billion of its common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2024	$1,737	38.4	$45.29
2023	$694	13.3	$52.05

SLB has entered into accelerated share repurchase (“ASR”) transactions to repurchase $2.3 billion of its common stock. Under the terms of the ASR agreements, on January 13, 2025, SLB received an initial share delivery of approximately 80% of the shares to be repurchased, based on the closing price per share of its common stock on the preceding day. SLB expects the remainder of the shares to be delivered no later than the end of May 2025. Under certain circumstances, SLB may be required to deliver shares or pay cash, at its option, upon settlement of the ASR agreements. The total number of shares ultimately purchased under the ASR agreements will depend upon the final settlement and will be based on volume-weighted average prices of SLB’s common stock during the terms of the ASR transactions, less a discount.

•
Capital investments (consisting of capital expenditures, APS investments, and exploration data capitalized) were $2.6 billion in both 2024 and 2023. Capital investments during 2025 are expected to be approximately $2.3 billion.
•
During the fourth quarter of 2024, SLB repaid its €0.6 billion of 0.00% Notes that were outstanding.
•
During the second quarter of 2024, SLB issued $500 million of 5.00% Senior Notes due 2027, $500 million of 5.00% Senior Notes due 2029, and $500 million of 5.00% Senior Notes due 2034.
•
During the second quarter of 2024, SLB and Aker Carbon Capture ASA (“ACC”) announced the closing of their previously announced joint venture. The new company, SLB Capturi, combines technology portfolios, expertise, and operation platforms to support accelerated carbon capture adoption for industrial decarbonization at scale. At closing, SLB paid NOK 4.1 billion ($0.4 billion) in cash to ACC for the purchase of 80% of the shares in Aker Carbon Capture Holdings AS (“ACCH”), which held the business of ACC. ACC is also entitled to performance-based payments of up to NOK 1.4 billion if certain targets are met over the period from 2025 to 2027.

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

As of December 31, 2024, SLB had $4.67 billion of cash and short-term investments and committed credit facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond.

On October 17, 2024, SLB entered into a definitive agreement to sell its interest in the Palliser APS project in Canada. Under the terms of the agreement, SLB will receive cash proceeds of approximately $430 million, subject to closing adjustments that are typical for such a transaction. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in the first quarter of 2025. SLB recorded revenue of approximately $0.5 billion relating to this project during 2024.

The following table reflects the carrying amounts of SLB’s debt at December 31, 2024 by year of maturity:

									(Stated in millions)

									After
	2025	2026	2027	2028	2029	2030	2031	2032	2032	Total
Fixed rate debt
4.00% Senior Notes	$523									523
1.40% Senior Notes	500									500
1.375% Guaranteed Notes		$1,040								1,040
1.00% Guaranteed Notes		624								624
0.25% Notes			$936							936
5.00% Senior Notes			495							495
3.90% Senior Notes				$1,478						1,478
4.50% Senior Notes				497						497
4.30% Senior Notes					$848					848
5.00% Senior Notes					493					493
2.65% Senior Notes						$1,250				1,250
0.50% Notes							$935			935
2.00% Guaranteed Notes								$1,034		1,034
4.85% Senior Notes									$498	498
5.00% Senior Notes									489	489
7.00% Notes									197	197
5.95% Notes									111	111
5.13% Notes									98	98
Total fixed rate debt	$1,023	$1,664	$1,431	$1,975	$1,341	$1,250	$935	$1,034	$1,393	$12,046
Variable rate debt	28	-	-	-	-	-	-	-	-	28
Total	$1,051	$1,664	$1,431	$1,975	$1,341	$1,250	$935	$1,034	$1,393	$12,074

Interest payments on fixed rate debt obligations by year are as follows:

(Stated in millions)

2025	$421
2026	387
2027	341
2028	262
2029	192
Thereafter	584
$2,187

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

As a large multinational company with a long history of operating in a cyclical industry, SLB has extensive experience in working with its customers during difficult times to manage its accounts receivable. During weak economic environments or when there is an extended period of weakness in oil and gas prices, SLB typically experiences delays in the payment of its receivables. However, except for a $469 million write-off during 2017 as a result of the political and economic conditions in Venezuela, SLB has not historically had material write-offs due to uncollectible accounts receivable. SLB has a global footprint in more than 100 countries. As of December 31, 2024, three of those countries individually accounted for greater than 5% of SLB’s net accounts receivable balance, of which only one (the United States) accounted for greater than 10% of such receivables.

As of December 31, 2024, the United States represented 11% of SLB’s net accounts receivable balance. As of December 31, 2024, Mexico represented 9.7% of SLB's net accounts receivable balance. (See Note 10 to the Consolidated Financial Statements). SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

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

SLB elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2024. Based on this assessment, SLB concluded it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Income Taxes

SLB conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. SLB’s tax filings are subject to regular audits by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the authorities or, potentially, through the courts. SLB recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits. Estimates of these tax liabilities are judgmental and are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities that could be materially different from these estimates. In such an event, SLB will record additional tax expense or tax benefit in the period in which such resolution occurs.

Revenue Recognition for Certain Long-term Construction-type Contracts

SLB recognizes revenue for certain long-term construction-type contracts over time. These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications. Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs. Approximately 9% of SLB’s revenue in 2024, 6% in 2023, and 5% in 2022, was recognized under this method.

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

The discount rate that SLB uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by SLB for its various pension and postretirement benefit plans:

•
The discount rate utilized to determine the liability for SLB’s United States pension plans and postretirement medical plan was 5.70% at December 31, 2024 and 5.25% at December 31, 2023.
•
The weighted-average discount rate utilized to determine the liability for SLB’s international pension plans was 5.67% at December 31, 2024 and 5.14% at December 31, 2023.
•
The discount rate utilized to determine expense for SLB’s United States pension plans and postretirement medical plan was 5.25% in 2024 and 5.50% in 2023.
•
The weighted-average discount rate utilized to determine expense for SLB’s international pension plans was 5.14% in 2024 and 5.41% in 2023.

The expected rate of return for SLB’s retirement benefit plans represents the long-term average rate of return expected to be earned on plan assets based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rate of return. The average expected rate of return on plan assets for the United States pension plans was 6.00% in both 2024 and 2023. The weighted average expected rate of return on plan assets for the international pension plans was 5.91% in 2024 and 6.00% in 2023. A higher expected rate of return decreases pension expense.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States and international pension plans:

(Stated in millions)

		Effect on
	Effect on 2024	Dec. 31, 2024
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	-$1	+$324
25 basis point increase in discount rate	+$3	-$308
25 basis point decrease in expected return on plan assets	+$31	-
25 basis point increase in expected return on plan assets	-$31	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States postretirement medical plans:

(Stated in millions)

Effect on
	Effect on 2024	Dec. 31, 2024
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	+$2	+$22
25 basis point increase in discount rate	-$2	-$21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

SLB is subject to market risks primarily associated with changes in foreign currency exchange rates.

SLB’s functional currency is primarily the US dollar. Approximately 70% of SLB’s revenue in 2024 was denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2024 market rates would decrease the unrealized value of SLB’s forward contracts by $121 million. Conversely, a 10% depreciation in the US dollar from the December 31, 2024 market rates would increase the unrealized value of SLB’s forward contracts by $133 million. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2024, forward contracts for the US dollar equivalent of $10.0 billion in various foreign currencies were outstanding, of which $4.5 billion related to hedges of debt balances denominated in currencies other than the functional currency.

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

This Form 10-K also includes forward-looking statements relating to the proposed transaction between SLB and ChampionX, including statements regarding the benefits of the transaction and the anticipated timing of the transaction. Factors and risks that may impact future results and performance include, but are not limited to, and in each case as a possible result of the proposed transaction on each of SLB and ChampionX: the ultimate outcome of the proposed transaction between SLB and ChampionX; the ability to operate the SLB and ChampionX respective businesses, including business disruptions; difficulties in retaining and hiring key personnel and employees; the ability to maintain favorable business relationships with customers, suppliers and other business partners; the terms and timing of the proposed transaction; the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction; the anticipated or actual tax treatment of the proposed transaction; the ability to satisfy closing conditions to the completion of the proposed transaction; other risks related to the completion of the proposed transaction and actions related thereto; the ability of SLB and ChampionX to integrate the business successfully and to achieve anticipated synergies and value creation from the proposed transaction; the ability to secure government regulatory approvals on the terms expected, at all or in a timely manner; litigation and regulatory proceedings, including any proceedings that may be instituted against SLB or ChampionX related to the proposed transaction, as well as the risk factors discussed in SLB’s and ChampionX’s most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-K are made as of January 22, 2025, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2024	2023	2022
Revenue
Services	$23,297	$22,439	$19,552
Product sales	12,992	10,696	8,539
Total Revenue	36,289	33,135	28,091
Interest & other income, net	380	342	610
Expenses
Cost of services	17,847	17,231	15,233
Cost of sales	10,982	9,341	7,697
Research & engineering	749	711	634
General & administrative	385	364	376
Restructuring & other	399	-	-
Merger & integration	123	45	-
Interest	512	503	490
Income before taxes	5,672	5,282	4,271
Tax expense	1,093	1,007	779
Net income	4,579	4,275	3,492
Net income attributable to noncontrolling interests	118	72	51
Net income attributable to SLB	$4,461	$4,203	$3,441

Basic earnings per share of SLB	$3.14	$2.95	$2.43

Diluted earnings per share of SLB	$3.11	$2.91	$2.39

Average shares outstanding:
Basic	1,421	1,425	1,416
Assuming dilution	1,436	1,443	1,437

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2024	2023	2022
Net income	$4,579	$4,275	$3,492
Currency translation adjustments:
Net change arising during the period	(138)	(113)	(26)
Cash flow hedges:
Net gain (loss) on cash flow hedges	8	177	(148)
Reclassification to net income of net realized (gain) loss	(4)	(19)	117
Pension and other postretirement benefit plans:
Actuarial loss arising during the period	(582)	(437)	(305)
Amortization to net income of net actuarial losses	(3)	(12)	75
Amortization to net income of net prior service credit	(23)	(23)	(23)
Income taxes on pension and other postretirement benefit plans	42	58	24
Other	4	(30)	1
Comprehensive income	3,883	3,876	3,207
Comprehensive income attributable to noncontrolling interests	118	72	51
Comprehensive income attributable to SLB	$3,765	$3,804	$3,156

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2024	2023
ASSETS
Current Assets
Cash	$3,544	$2,900
Short-term investments	1,125	1,089
Receivables less allowance for doubtful accounts (2024 - $325; 2023 - $337)	8,011	7,812
Inventories	4,375	4,387
Other current assets	1,515	1,530
	18,570	17,718
Investments in Affiliated Companies	1,635	1,624
Fixed Assets less accumulated depreciation	7,359	7,240
Goodwill	14,593	14,084
Intangible Assets	3,012	3,239
Other Assets	3,766	4,052
	$48,935	$47,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,375	10,904
Estimated liability for taxes on income	982	994
Short-term borrowings and current portion of long-term debt	1,051	1,123
Dividends payable	403	374
	12,811	13,395
Long-term Debt	11,023	10,842
Postretirement Benefits	512	175
Deferred Taxes	67	140
Other Liabilities	2,172	2,046
	26,585	26,598
Equity
Common stock	11,458	11,624
Treasury stock	(1,773)	(678)
Retained earnings	16,395	13,497
Accumulated other comprehensive loss	(4,950)	(4,254)
SLB stockholders' equity	21,130	20,189
Noncontrolling interests	1,220	1,170
	22,350	21,359
	$48,935	$47,957

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$4,579	$4,275	$3,492
Adjustments to reconcile net income to cash provided by operating activities:
Charges and credits	541	110	(347)
Depreciation and amortization (1)	2,519	2,312	2,147
Deferred taxes	(41)	28	(39)
Stock-based compensation expense	316	293	313
Earnings of equity method investments, less dividends received	(18)	(132)	(96)
Change in assets and liabilities: (2)
Increase in receivables	(236)	(659)	(1,728)
Increase in inventories	(101)	(254)	(737)
Decrease (increase) in other current assets	3	121	(44)
Decrease (increase) in other assets	13	(10)	(45)
(Decrease) increase in accounts payable and accrued liabilities	(994)	724	704
(Decrease) increase in estimated liability for taxes on income	(51)	(62)	96
Increase (decrease) in other liabilities	32	(76)	23
Other	40	(33)	(19)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,602	6,637	3,720
Cash flows from investing activities:
Capital expenditures	(1,931)	(1,939)	(1,618)
APS investments	(483)	(507)	(587)
Exploration data capitalized	(198)	(153)	(97)
Business acquisitions and investments, net of cash acquired	(553)	(242)	(58)
(Purchase) sale of short-term investments, net	(32)	117	138
Purchases of Blue Chip Swap securities	(207)	(185)	(259)
Proceeds from sales of Blue Chip Swap securities	152	97	111
Proceeds from sale of Liberty shares	-	137	732
Proceeds from sale of ADC shares	-	-	223
Proceeds from sale of real estate	-	-	120
Other	107	(108)	(93)
NET CASH USED IN INVESTING ACTIVITIES	(3,145)	(2,783)	(1,388)
Cash flows from financing activities:
Dividends paid	(1,533)	(1,317)	(848)
Stock repurchase program	(1,737)	(694)	-
Proceeds from employee stock purchase plan	219	191	142
Proceeds from exercise of stock options	29	90	81
Taxes paid on net-settled stock-based compensation awards	(90)	(169)	(93)
Proceeds from issuance of long-term debt	1,475	994	-
Repayment of long-term debt	(955)	(1,578)	(1,650)
Net (decrease) increase in short-term borrowings	(115)	2	37
Other	(65)	(31)	(51)
NET CASH USED IN FINANCING ACTIVITIES	(2,772)	(2,512)	(2,382)
Net increase (decrease) in cash before translation effect	685	1,342	(50)
Impact of changes in exchange rates on cash	(41)	(97)	(52)
Cash, beginning of period	2,900	1,655	1,757
Cash, end of period	$3,544	$2,900	$1,655

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs and APS investments.
(2)
Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			3,441		51	3,492
Currency translation adjustments				(26)		(26)
Changes in fair value of cash flow hedges				(31)		(31)
Pension and other postretirement benefit plans				(229)		(229)
Vesting of restricted stock, net of taxes withheld	(795)	702				(93)
Employee stock purchase plan	(222)	364				142
Stock-based compensation expense	313					313
Shares sold to optionees, less shares exchanged	(67)	148				81
Dividends declared ($0.65 per share)			(921)			(921)
Other		3		1	(29)	(25)
Balance, December 31, 2022	11,837	(1,016)	10,719	(3,855)	304	17,989
Net income			4,203		72	4,275
Currency translation adjustments				(113)		(113)
Changes in fair value of cash flow hedges				158		158
Pension and other postretirement benefit plans				(414)		(414)
Vesting of restricted stock, net of taxes withheld	(702)	533				(169)
Employee stock purchase plan	(162)	353				191
Stock repurchase program		(694)				(694)
Stock-based compensation expense	293					293
Shares sold to optionees, less shares exchanged	(53)	143				90
Dividends declared ($1.00 per share)			(1,425)			(1,425)
Acquisition of Aker Subsea	413				841	1,254
Other	(2)	3		(30)	(47)	(76)
Balance, December 31, 2023	11,624	(678)	13,497	(4,254)	1,170	21,359
Net income			4,461		118	4,579
Currency translation adjustments				(138)		(138)
Changes in fair value of cash flow hedges				4		4
Pension and other postretirement benefit plans				(566)		(566)
Vesting of restricted stock, net of taxes withheld	(407)	317				(90)
Employee stock purchase plan	(65)	284				219
Stock repurchase program		(1,737)				(1,737)
Stock-based compensation expense	316					316
Shares sold to optionees, less shares exchanged	(10)	39				29
Dividends declared ($1.10 per share)			(1,563)			(1,563)
Other		2		4	(68)	(62)
Balance, December 31, 2024	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2022	1,434	(31)	1,403
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	10	10
Shares sold to optionees, less shares exchanged	-	2	2
Balance, December 31, 2022	1,434	(14)	1,420
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	8	8
Shares sold to optionees, less shares exchanged	-	2	2
Stock repurchase program	-	(13)	(13)
Acquisition of Aker Subsea	5	-	5
Balance, December 31, 2023	1,439	(12)	1,427
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	6	6
Shares sold to optionees, less shares exchanged	-	1	1
Stock repurchase program	-	(38)	(38)
Balance, December 31, 2024	1,439	(38)	1,401

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

Recently Announced Transaction

On April 2, 2024, SLB announced a definitive agreement to purchase ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders will receive 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders will own approximately 9% of SLB's outstanding shares of common stock. ChampionX reported revenue of approximately $2.7 billion for the nine months ended September 30, 2024. The transaction, which is subject to regulatory approvals and other customary closing conditions, received the approval of the ChampionX stockholders at a special meeting held on June 18, 2024. It is anticipated that the transaction will close in the first quarter of 2025.

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

Total backlog was $5.4 billion at December 31, 2024, of which approximately 55% is expected to be recognized as revenue during 2025.

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

Concentration of Credit Risk

SLB is exposed to concentrations of credit risk primarily relating to cash, short-term investments, receivables from clients, and derivative financial instruments. SLB places its cash and short-term investments with financial institutions and corporations and limits the amount of credit exposure with any one of them. SLB regularly evaluates the creditworthiness of the issuers in which it invests. By using derivative financial instruments to hedge certain exposures, SLB exposes itself to some credit risk. SLB minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

As a large multinational company, SLB’s accounts receivable are spread over many countries and customers. The United States represented 11% of SLB’s net accounts receivable balance at December 31, 2024. No other country accounted for greater than 10% of SLB’s accounts receivable balance. SLB maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. If the financial condition of SLB’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

See Note 10 - Derivative Instruments and Hedging Activities for details regarding outstanding credit default swaps that SLB has issued to certain financial institutions.

Earnings per Share

The following is a reconciliation from basic to diluted earnings per share of SLB:

(Stated in millions, except per share amounts)

	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
2024:
Basic	$4,461	1,421	$3.14
Dilutive impact of stock options and restricted stock	-	15
Diluted	$4,461	1,436	$3.11
2023:
Basic	$4,203	1,425	$2.95
Dilutive impact of stock options and restricted stock	-	18
Diluted	$4,203	1,443	$2.91
2022:
Basic	$3,441	1,416	$2.43
Dilutive impact of stock options and restricted stock	-	21
Diluted	$3,441	1,437	$2.39

The number of outstanding employee stock options to purchase shares of SLB common stock that were not included in the computation of diluted earnings per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2024	2023	2022
Employee stock options	16	21	25

3. Charges and Credits

2024

SLB recorded the following charges and credits during 2024:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interest	Net
First quarter:
Merger & integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger & integration	31	5	8	18
Third quarter				-
Workforce reductions	65	10	-	55
Merger & integration	47	10	7	30
Fourth quarter				-
Asset impairments	162	23	-	139
Merger & integration	63	6	7	50
Workforce reductions	61	10	-	51
Gain on sale of investment	(24)	-	-	(24)
	$541	$87	$27	$427

During the second quarter of 2024, SLB commenced a program to realign and optimize its support and service delivery structure in certain parts of its organization. As a result, SLB recorded severance charges of $111 million during the second quarter, $65 million during the third quarter, and $61 million during the fourth quarter which are classified in Restructuring & other in the Consolidated Statement of Income. SLB may record additional charges relating to workforce reductions in 2025 as it continues to realign and optimize its structure.

In connection with the October 2023 acquisition of the Aker Solutions ("Aker") subsea business (see Note 6 - Acquisition) and the pending ChampionX transaction, SLB recorded $165 million of charges during 2024, consisting of: $43 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value (classified in Cost of sales in the Consolidated Statement of Income), and $122 million of other merger and integration-related costs which are classified in Merger & integration.

During the fourth quarter of 2024, SLB recorded other restructuring charges consisting of $93 million of impairments relating to equity investments and $69 million of fixed asset impairments. These charges are classified in Restructuring & other in the Consolidated Statement of Income.

During the fourth quarter of 2024, SLB sold an investment accounted for under the equity method. SLB received proceeds of $51 million and recognized a gain of $24 million, which is classified in Interest & other, net in the Consolidated Statement of Income.

2023

SLB recorded the following charges and credits during 2023:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interests	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$-	$(28)
Fourth quarter:
Merger and integration	56	8	8	40
Currency devaluation loss in Argentina	90	-	-	90
	$110	$-	$8	$102

First quarter 2023:

•
On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business, to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a gain of $36 million which is classified in Interest & other income, net in the Consolidated Statement of Income.

Fourth quarter 2023:

•
In connection with SLB’s acquisition of the Aker subsea business, SLB recorded the following charges: $23 million of acquisition-related transaction costs, including advisory and legal fees; $11 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value; and $22 million of other merger and integration-related costs. $45 million of these costs are classified in Merger & integration in the Consolidated Statement of Income with the remaining $11 million classified in Cost of sales.
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

•
SLB accounts for its investment in the Arabian Drilling Company (“ADC”), an onshore and offshore gas and oil rig drilling company in Saudi Arabia, under the equity method. During the fourth quarter of 2022, ADC completed an initial public offering (“IPO”). In connection with the IPO, SLB sold a portion of its interest in a secondary offering that resulted in SLB receiving net proceeds of $223 million. As a result of these transactions, SLB’s ownership interest in ADC decreased from 49% to approximately 34%. SLB recognized a gain of $107 million, representing the gain on the sale of a portion of its interest as well as the effect of the ownership dilution of its equity investment due to the IPO. As of December 31, 2024, the fair value of SLB’s investment in ADC, based on the quoted market price of ADC’s shares, was approximately $0.9 billion and the carrying value of its investment was $0.6 billion. SLB accounts for its share of ADC’s net income on a one-quarter lag.

•
During the second quarter of 2022, SLB sold certain real estate and received proceeds of $120 million. As a result of this transaction, SLB recognized a gain of $43 million.

4. Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2024	2023
Raw materials & field materials	$2,387	$2,296
Work in progress	786	762
Finished goods	1,202	1,329
	$4,375	$4,387

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2024	2023
Land	$315	$323
Buildings & improvements	4,510	4,569
Machinery & equipment	24,748	25,073
	29,573	29,965
Less: Accumulated depreciation	22,214	22,725
	$7,359	$7,240

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $1.6 billion in 2024 and $1.4 billion in each of 2023 and 2022.
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

The following amounts represent the estimated fair value of assets acquired and liabilities assumed in connection with the formation of the joint venture.

(Stated in millions)

Cash	$48
Accounts receivable	355
Inventories (1)	192
Other current assets	237
Fixed assets	168
Intangible assets (weighted average life of 18 years)	390
Accounts payable and accrued liabilities	(915)
Deferred taxes	(127)
Other liabilities	(1)
Total identifiable net assets	$347
Goodwill (2)	966
Total consideration transferred	$1,313

(1)
SLB recorded an adjustment of $54 million to write-up the acquired inventory to its estimated fair value. SLB’s Cost of sales reflected this increased valuation as the acquired inventory was sold. $11 million of this adjustment was expensed as of December 31, 2023 and the remaining $43 million was expensed in 2024. See Note 3 – Charges and Credits.

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

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems	Other	Total
Balance, December 31, 2022	$2,044	$3,804	$6,281	$853	$-	$12,982
Acquisitions	-	-	136	966	-	1,102
Balance, December 31, 2023	2,044	3,804	6,417	1,819	-	14,084
Acquisitions	-	-	5	22	482	509
Balance, December 31, 2024	$2,044	$3,804	$6,422	$1,841	$482	$14,593

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2024			2023
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,887	$799	$1,088	$1,887	$709	$1,178
Technology/technical know-how	1,588	872	716	1,516	770	746
Trade names	795	299	496	795	265	530
Other	1,604	892	712	1,582	797	785
	$5,874	$2,862	$3,012	$5,780	$2,541	$3,239

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and trade names are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $334 million in 2024, $314 million in 2023, and $301 million in 2022.

Based on the carrying value of intangible assets at December 31, 2024, amortization expense for the subsequent five years is estimated to be as follows: 2025: $322 million, 2026: $312 million, 2027: $308 million, 2028: $298 million and 2029: $285 million.

9. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2024	2023
3.90% Senior Notes due 2028	$1,478	$1,469
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,040	1,104
2.00% Guaranteed Notes due 2032	1,034	1,098
0.25% Notes due 2027	936	994
0.50% Notes due 2031	935	992
4.30% Senior Notes due 2029	848	847
1.00% Guaranteed Notes due 2026	624	662
4.85% Senior Notes due 2033	498	497
4.50% Senior Notes due 2028	497	497
5.00% Senior Notes due 2027	495	-
5.00% Senior Notes due 2029	493	-
5.00% Senior Notes due 2034	489	-
7.00% Notes due 2038	197	200
5.95% Notes due 2041	111	112
5.13% Notes due 2043	98	98
4.00% Senior Notes due 2025	-	523
1.40% Senior Notes due 2025	-	499
Other	-	-
	$11,023	$10,842

Long-term Debt as of December 31, 2024 is due as follows: $1.7 billion in 2026, $1.4 billion in 2027, $2.0 billion in 2028, $1.3 billion in 2029, $1.3 billion in 2030 and $3.3 billion thereafter.

The estimated fair value of SLB’s Long-term Debt at December 31, 2024 and December 31, 2023 was $10.4 billion and $10.2 billion, respectively, and was estimated based on quoted market prices.

At December 31, 2024, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2028 and $3.0 billion matures in December 2029. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at December 31, 2024 and 2023.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. There were no borrowings under the commercial paper programs at December 31, 2024 and 2023.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both indirect wholly-owned subsidiaries of Schlumberger Limited.

10. Derivative Instruments and Hedging Activities

SLB’s functional currency is primarily the US dollar. Approximately 70% of SLB’s revenues in 2024 were denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase (decrease).

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of December 31, 2024, were as follows:

•
During 2019, SLB entered into cross-currency interest rate swaps in order to hedge changes in the fair value of its €0.5 billion 0.25% Notes due 2027 and €0.5 billion 0.50% Notes due 2031 that were issued by a US-dollar functional currency subsidiary. These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.51% and 2.76%, respectively.

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps follows:

	(Stated in millions)

	Dec. 31, 2024	Dec. 31, 2023
Other current assets	$37	$-
Other Assets	$2	$36
Other Liabilities	$183	$67

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

SLB is also exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While SLB uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the derivative is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income, as are changes in the fair value of the hedged item. Transaction losses of $139 million in 2024, $154 million (including $90 million related to the Argentina devaluation; see Note 3 – Charges and credits for further details) in 2023, and $96 million in 2022 were recognized in the Consolidated Statement of Income net of related hedging activities.

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.5 billion and $5.4 billion in various foreign currencies as of December 31, 2024 and 2023, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of December 31, 2024 and 2023.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income			Consolidated Statement
	2024	2023	2022	of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(199)	$173	$(254)	Cost of services/sales
Cross-currency interest rate swaps	(85)	(88)	(88)	Interest expense
Commodity contracts	(7)	3	(87)	Revenue
Foreign currency forward contracts	23	15	(30)	Cost of services/sales
Foreign exchange contract	(12)	-	-	Revenue
	$(280)	$103	$(459)
Derivatives not designated as hedges:
Foreign currency forward contracts	$5	$(9)	$42	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain financial institutions that have an aggregate notional amount outstanding of approximately $1.15 billion as of December 31, 2024. The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. Approximately $350 million of the outstanding CDSs reduces on a monthly basis over its remaining 14-month term while the remaining $800 million reduces on a monthly basis over its remaining 18-month term. The fair value of these derivative liabilities was not material at December 31, 2024.

11. Stockholders’ Equity

SLB is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,400,850,420 and 1,427,394,843 shares were outstanding on December 31, 2024 and 2023, respectively. Holders of common stock are entitled to one vote for each share of stock held. SLB is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the SLB Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

			(Stated in millions)

	2024	2023	2022
Currency translation adjustments	$(2,697)	$(2,557)	$(2,444)
Pension and other postretirement benefit plans	(2,275)	(1,709)	(1,295)
Cash flow hedges	46	42	(116)
Other	(24)	(30)	-
	$(4,950)	$(4,254)	$(3,855)

12. Stock-based Compensation Plans

SLB has three types of stock-based compensation programs: (i) a restricted stock unit and performance share unit program (collectively referred to as “restricted stock”), (ii) a discounted stock purchase plan (“DSPP”), and (iii) stock options.

Restricted Stock

SLB grants performance share units to certain key employees. The number of shares earned is determined at the end of each performance period based on SLB’s achievement of certain predefined targets as described in the underlying performance share unit agreement. In the event SLB exceeds the predefined target, shares for up to a maximum of 250% of the target award may be awarded. In the event SLB falls below the predefined target, a reduced number of shares may be awarded. If SLB falls below the threshold award performance level, no shares will be awarded. As of December 31, 2024, 2.4 million performance share units were outstanding assuming the achievement of 100% of target.

Restricted stock awards do not pay dividends or have voting rights prior to vesting and generally vest at the end of three years or ratably in equal tranches over a three-year period. The fair value of a restricted stock award is generally the quoted market price of SLB’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock activity:

	(Shares stated in millions)

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	14	$39.88	18	$30.24	22	$29.03
Granted	6	$45.44	5	$56.24	7	$36.16
Adjustments for performance achieved	1	$22.85	2	$32.47	2	$35.55
Vested	(8)	$32.50	(11)	$29.82	(13)	$32.42
Unvested at year-end	13	$46.12	14	$39.88	18	$30.24

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2024	2023	2022
Dividend yield	2.1%	1.7%	1.8%
Expected volatility	31%	50%	47%
Risk-free interest rate	5.31%	5.13%	1.32%
Weighted-average fair value per share	$12.02	$14.93	$8.05

Stock Options

Key employees may be granted stock options under SLB stock option plans. The exercise price equals the average of the high and low sales prices of SLB stock on the date of grant. The maximum term is 10 years, and the options generally vest in increments over five years.

The following table summarizes stock option activity:

	(Shares stated in millions)

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	28	$72.33	35	$70.31	42	$68.95
Exercised	(1)	$39.91	(2)	$40.02	(2)	$40.04
Forfeited / expired	(5)	$91.55	(5)	$73.18	(5)	$71.45
Outstanding at year-end	22	$69.20	28	$72.33	35	$70.31

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2024:

	(Shares stated in millions)

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$38.75 - $41.47	6	4.7	$39.75	5	$40.00
$47.55 - $77.10	5	1.8	$70.54	5	$70.54
$77.80 - $84.22	5	1.0	$80.09	5	$80.09
$87.38 - $91.74	6	1.2	$89.44	6	$89.44
	22	2.3	$69.20	21	$71.08

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2024 was 2.1 years.

Stock options outstanding as of December 31, 2024 had no intrinsic value.

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2024	2023	2022
Restricted stock	$250	$225	$255
DSPP	59	56	41
Stock options	7	12	17
	$316	$293	$313

At December 31, 2024, there was $292 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $172 million is expected to be recognized in 2025, $100 million in 2026, $17 million in 2027, and $3 million in 2028.

As of December 31, 2024, approximately 18 million shares of SLB common stock were available for future grants under SLB’s stock-based compensation programs.

13. Income Taxes

Income before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2024	2023	2022
United States	$641	$355	$600
Outside United States	5,031	4,927	3,671
	$5,672	$5,282	$4,271

SLB recorded net pretax charges of $540 million in 2024 ($188 million of charges in the US and $352 million of net charges outside the US); $110 million in 2023 ($2 million of net credits in the US and $112 million of charges outside the US); and $347 million in 2022 ($379 million of net credits in the US and $32 million of net charges outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax liabilities were as follows:

(Stated in millions)

	2024	2023
Intangible assets	$(788)	$(844)
Net operating losses	123	214
Fixed assets, net	173	190
Research and development credits	158	162
Capitalized research and development costs	216	155
Pension and other postretirement benefits	(62)	(94)
Other, net	113	77
	$(67)	$(140)

Approximately $97 million of the $123 million deferred tax asset relating to net operating losses at December 31, 2024 can be carried forward indefinitely. The majority of the remaining balance expires at various dates between 2037 and 2042.

The deferred tax balance at December 31, 2024 and 2023 was net of valuation allowances relating to the following:

(Stated in millions)

	2024	2023
US foreign tax credits	$162	$188
Net operating losses	$62	$106

The vast majority of the $162 million of US foreign tax credits will expire by 2026.

The components of Tax expense were as follows:

(Stated in millions)

	2024	2023	2022
Current:
United States-Federal	$10	$(23)	$2
United States-State	7	5	3
Outside United States	1,117	997	813
	1,134	979	818
Deferred:
United States-Federal	$88	$(77)	$98
United States-State	2	6	13
Outside United States	(61)	104	(70)
Valuation allowance	(70)	(5)	(80)
	(41)	28	(39)
	$1,093	$1,007	$779

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2024	2023	2022
US federal statutory rate	21%	21%	21%
Charges and credits (See Note 3)	-	-	(1)
Change in valuation allowance	(1)	-	(2)
Other	(1)	(2)	-
	19%	19%	18%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

(Stated in millions)

	2024	2023	2022
Balance at beginning of year	$783	$893	$1,001
Additions based on tax positions related to the current year	79	66	41
Additions for tax positions of prior years	150	91	64
Impact of changes in exchange rates	(23)	(25)	(38)
Settlements with tax authorities	(75)	(36)	(37)
Reductions for tax positions of prior years	(104)	(176)	(94)
Reductions due to the lapse of statute of limitations	(95)	(30)	(44)
	$715	$783	$893

The amounts above exclude accrued interest and penalties of $116 million at December 31, 2024 and $155 million at December 31, 2023. SLB classifies interest and penalties relating to uncertain tax positions within Tax expense in the Consolidated Statement of Income.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which SLB operates:

Ecuador	2020 - 2024
Mexico	2019 - 2024
Norway	2019 - 2024
Russia	2022 - 2024
Saudi Arabia	2019 - 2024
United Kingdom	2020 - 2024
United States	2021 - 2024

14. Leases

SLB’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices, and certain equipment. Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.4 billion in each of 2024 and 2023 and $1.2 billion in 2022.

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

(Stated in millions)

2025	$193
2026	142
2027	118
2028	96
2029	72
Thereafter	249
Total lease payments	$870
Less: Interest	(128)
$742
Amounts recognized in balance sheet:
Accounts payable and accrued liabilities	$186
Other Liabilities	556
$742

The weighted-average remaining lease term as of December 31, 2024 was 8 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2024 was 3.8%.

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

Financial information by segment is as follows:

		(Stated in millions)

	2024
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$4,247	$1,408	$3,117	$654	$682
Reservoir Performance	7,177	1,452	3,802	403	624
Well Construction	13,357	2,826	6,741	649	745
Production Systems	12,143	1,898	7,116	348	418
Eliminations & other	(635)	(263)	1,247	287	143
Goodwill and intangible assets			17,605
Cash and short-term investments			4,669
All other assets			4,638
Corporate & other (1)		(744)		178
Interest income (2)		134
Interest expense (3)		(498)
Charges & credits (4)		(541)
	$36,289	$5,672	$48,935	$2,519	$2,612

		(Stated in millions)

	2023
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,871	$1,257	$3,089	$578	$660
Reservoir Performance	6,561	1,263	3,491	387	514
Well Construction	13,478	2,932	7,129	587	908
Production Systems	9,831	1,245	6,640	325	384
Eliminations & other	(606)	(174)	1,352	277	133
Goodwill and intangible assets			17,323
Cash and short-term investments			3,989
All other assets			4,944
Corporate & other (1)		(729)		158
Interest income (2)		87
Interest expense (3)		(489)
Charges & credits (4)		(110)
	$33,135	$5,282	$47,957	$2,312	$2,599

		(Stated in millions)

	2022
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,725	$1,357	$3,132	$504	$689
Reservoir Performance	5,553	881	3,159	386	478
Well Construction	11,397	2,202	6,481	524	687
Production Systems	7,862	748	5,603	311	346
Eliminations & other	(446)	(177)	1,426	271	102
Goodwill and intangible assets			15,974
Cash and short-term investments			2,897
All other assets			4,463
Corporate & other (1)		(637)		151
Interest income (2)		27
Interest expense (3)		(477)
Charges & credits (4)		347
	$28,091	$4,271	$43,135	$2,147	$2,302

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts which are included in the segments’ income (2024: $39 million; 2023: $12 million; 2022: $72 million).
(3)
Interest expense excludes amounts which are included in the segments’ income (2024: $14 million; 2023: $14 million; 2022: $13 million).
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

Revenue by geographic area for the years ended December 31, 2024, 2023, and 2022 was as follows:

(Stated in millions)

	2024	2023	2022
North America	$6,680	$6,727	$5,995
Latin America	6,719	6,645	5,661
Europe & Africa *	9,671	8,524	7,201
Middle East & Asia	13,026	11,019	9,033
Eliminations & other	193	220	201
	$36,289	$33,135	$28,091

* Includes Russia and the Caspian region

Revenue is based on the location where services are provided and products are sold.

SLB did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2024, 2023, and 2022 was $5.3 billion, $5.4 billion, and $4.6 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2024
	North America	International	Other	Total
Digital & Integration	$1,115	$3,127	$5	$4,247
Reservoir Performance	548	6,622	7	7,177
Well Construction	2,359	10,776	222	13,357
Production Systems	2,725	9,386	32	12,143
Eliminations & other	(67)	(496)	(72)	(635)
	$6,680	$29,415	$194	$36,289

(Stated in millions)

	2023
	North America	International	Other	Total
Digital & Integration	$984	$2,881	$6	$3,871
Reservoir Performance	498	6,057	6	6,561
Well Construction	2,709	10,530	239	13,478
Production Systems	2,598	7,219	14	9,831
Eliminations & other	(62)	(499)	(45)	(606)
	$6,727	$26,188	$220	$33,135

(Stated in millions)

	2022
	North America	International	Other	Total
Digital & Integration	$1,069	$2,651	$5	$3,725
Reservoir Performance	455	5,091	7	5,553
Well Construction	2,311	8,875	211	11,397
Production Systems	2,176	5,675	11	7,862
Eliminations & other	(16)	(397)	(33)	(446)
	$5,995	$21,895	$201	$28,091

Fixed Assets less accumulated depreciation by geographic area was as follows:

(Stated in millions)

	2024	2023
North America	$1,805	$1,728
Latin America	1,044	1,079
Europe & Africa	1,721	1,804
Middle East & Asia	2,789	2,629
	$7,359	$7,240

Significant segment expenses, which represents the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	2024
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$811	$1,638	$2,587	$1,043
Cost of products, materials, and supplies	-	1,232	3,579	7,610
Depreciation and amortization	654	403	649	348
Allocations	426	668	1,011	529
Other	948	1,784	2,705	715
	$2,839	$5,725	$10,531	$10,245

(Stated in millions)

	2023
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$806	$1,501	$2,526	$1,104
Cost of products, materials, and supplies	-	1,157	3,673	5,946
Depreciation and amortization	578	387	587	325
Allocations	424	605	943	492
Other	806	1,648	2,817	719
	$2,614	$5,298	$10,546	$8,586

(Stated in millions)

	2022
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$751	$1,366	$2,247	$976
Cost of products, materials, and supplies	-	977	3,273	4,732
Depreciation and amortization	504	386	524	311
Allocations	406	571	828	470
Other	707	1,372	2,323	625
	$2,368	$4,672	$9,195	$7,114

Other segment expenses include transportation, mobilization, lease, occupancy, professional, and other costs.

SLB's chief operating decision maker is its Chief Executive Officer who uses pretax segment income to assess the performance of each segment.

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2024	2023	2022	2024	2023	2022
Discount rate	5.25%	5.50%	3.00%	5.14%	5.41%	2.83%
Compensation increases	4.00%	4.00%	4.00%	4.84%	4.84%	4.83%
Return on plan assets	6.00%	6.00%	4.40%	5.91%	6.00%	5.05%

Net pension cost (credit) included the following components:

(Stated in millions)

	US			International
	2024	2023	2022	2024	2023	2022
Service cost	$23	$23	$37	$56	$54	$101
Interest cost	173	178	137	413	407	298
Expected return on plan assets	(200)	(198)	(202)	(553)	(607)	(530)
Amortization of net loss	-	-	5	10	-	80
	$(4)	$3	$(23)	$(74)	$(146)	$(51)

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2024	2023	2024	2023
Discount rate	5.70%	5.25%	5.67%	5.14%
Compensation increases	4.00%	4.00%	4.85%	4.84%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2024	2023	2024	2023
Change in Projected Benefit Obligations:
Projected benefit obligation at beginning of year	$3,413	$3,315	$8,109	$7,598
Service cost	23	23	56	54
Interest cost	173	178	413	407
Contribution by plan participants	-	-	61	52
Actuarial losses (gains)	(160)	117	(457)	302
Currency effect	-	-	(2)	56
Benefits paid	(224)	(220)	(384)	(360)
Projected benefit obligation at end of year	$3,225	$3,413	$7,796	$8,109
Change in Plan Assets:
Plan assets at fair value at beginning of year	$3,427	$3,396	$8,390	$8,126
Actual return on plan assets	(38)	242	(408)	494
Currency effect	-	-	(2)	71
Company contributions	10	9	17	7
Contributions by plan participants	-	-	61	52
Benefits paid	(224)	(220)	(384)	(360)
Plan assets at fair value at end of year	$3,175	$3,427	$7,674	$8,390
Asset / (Unfunded Liability)	$(50)	$14	$(122)	$281
Amounts Recognized in Balance Sheet:
Postretirement Benefits	$(154)	$(159)	$(358)	$(16)
Other Assets	104	173	236	297
	$(50)	$14	$(122)	$281
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial losses	$405	$328	$2,296	$1,804

Accumulated benefit obligation	$3,137	$3,313	$7,634	$7,942

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

Actuarial gains and losses arising during 2024 and 2023 were primarily attributable to changes in the discount rate used to determine the PBO.

The weighted-average allocation of plan assets as of December 31, 2024 and 2023 and the target allocations by asset category as of December 31, 2024 were as follows:

	US			International
	Target	2024	2023	Target	2024	2023
Cash and cash equivalents	0 - 3%	1%	1%	0 - 5%	1%	3%
Equity securities	0 - 5	2	-	0 - 5	3	1
Debt securities	80 - 90	82	84	60 - 70	69	69
Private equity and real estate	5 - 12	9	10	15 - 20	17	17
Private debt	2 - 8	6	5	9 - 15	10	10
	100%	100%	100%	100%	100%	100%

The expected rate of return on assets assumptions reflect the long-term average rate of return expected to be earned on plan assets. The assumptions have been determined based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of SLB’s pension plan assets at December 31, 2024 and 2023, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

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

(Stated in millions)

	US Plan Assets
	2024				2023
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$33	$33	$-	$-	$33	$33	$-	$-
Equity Securities	70	58	12	-	6	-	6	-
Debt Securities:
Corporate bonds	1,713	-	1,713	-	1,540	-	1,540	-
Government and related debt securities	861	13	848	-	1,334	163	1,171	-
Other	13	-	13	-	12	-	12	-
Alternative Investments:
Private equity	234	-	-	234	287	-	-	287
Private debt	186	-	-	186	148	-	-	148
Real estate	65	-	-	65	67	-	-	67
Total	$3,175	$104	$2,586	$485	$3,427	$196	$2,729	$502

(Stated in millions)

	International Plan Assets
	2024				2023
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$90	$89	$1	$-	$267	$260	$7	$-
Equity Securities	264	264			122	122
Debt Securities:
Corporate bonds	2,948	-	2,948	-	3,001	-	3,001	-
Government and related debt securities	1,969	448	1,521	-	2,466	563	1,903	-
Other	390	-	390	-	292	-	292	-
Alternative Investments:
Private equity	1,136	-	-	1,136	1,269	-	-	1,269
Private debt	738	-	-	738	805	-	-	805
Real estate	139	-	-	139	168	-	-	168
Total	$7,674	$801	$4,860	$2,013	$8,390	$945	$5,203	$2,242

SLB’s funding policy is to contribute amounts that are based upon a number of factors including the funded status of the plans, amounts that are deductible for income tax purposes, legal funding requirements, and available cash flow. SLB does not expect to make any material contributions to its postretirement benefit plans in 2025.

Postretirement Benefits Other Than Pensions

SLB provides healthcare benefits to certain former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation		Net Periodic Benefit
	At December 31,		Cost for the Year
	2024	2023	2024	2023	2022
Discount rate	5.25%	5.25%	5.25%	5.50%	3.00%
Return on plan assets	-	-	4.43%	4.41%	2.94%
Current medical cost trend rate	7.25%	7.50%	7.25%	7.50%	6.75%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2035	2035	2035	2031

The net credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2024	2023	2022
Service cost	$19	$16	$23
Interest cost	41	42	33
Expected return on plan assets	(42)	(41)	(38)
Amortization of prior service credit	(23)	(23)	(23)
Amortization of net gain	(13)	(12)	(10)
	$(18)	$(18)	$(15)

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2024	2023
Change in Accumulated Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$805	$808
Service cost	19	16
Interest cost	41	42
Contribution by plan participants	6	7
Actuarial gains	(37)	(7)
Benefits paid	(53)	(61)
Benefit obligation at end of year	$781	$805
Change in Plan Assets:
Plan assets at fair value at beginning of year	$964	$938
Actual return on plan assets	1	87
Contributions by plan participants	6	7
Benefits paid	(58)	(68)
Plan assets at fair value at end of year	$913	$964
Asset	$132	$159
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial gains	$224	$239
Prior service credit	13	36
	$237	$275

The asset balance relating to this plan was included in Other Assets in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 85% in debt securities and 15% in equity securities at December 31, 2024. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Plans		Postretirement
	US	International	Medical Plan
2025	$230	$423	$49
2026	$233	$437	$50
2027	$232	$454	$51
2028	$233	$469	$53
2029	$234	$475	$55
2030-2034	$1,180	$2,591	$310

18. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2024	2023	2022
Interest	$510	$503	$562
Income taxes	$1,140	$1,064	$716

Interest and other income, net includes the following:

(Stated in millions)

	2024	2023	2022
Earnings of equity method investments	$182	$206	$164
Interest income	174	100	99
Gain on sale of investment *	24	-	-
Gain on sale of Liberty shares *	-	36	325
Loss on Blue Chip Swap transactions *	-	-	(139)
Gain on ADC equity investment *	-	-	107
Gain on sale of real estate *	-	-	43
Gain on repurchase of bonds *	-	-	11
	$380	$342	$610

* See Note 3 – Charges and Credits

The components of depreciation and amortization expense were as follows:

(Stated in millions)

	2024	2023	2022
Depreciation of fixed assets	$1,551	$1,445	$1,368
Amortization of APS investments	481	410	368
Amortization of intangible assets	334	314	301
Amortization of exploration data costs	153	143	110
	$2,519	$2,312	$2,147

The change in Allowance for doubtful accounts was as follows:

(Stated in millions)

	2024	2023	2022
Balance at beginning of year	$337	$340	$319
Additions	6	18	54
Amounts written off	(18)	(21)	(33)
Balance at end of year	$325	$337	$340

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.5 billion at December 31, 2024 and $0.4 billion at December 31, 2023. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Other Assets consist of the following:

(Stated in millions)

	2024	2023
Investments in APS projects	$2,083	$2,111
Pension and other postretirement plan assets	472	629
Operating lease assets	702	718
Exploration data costs capitalized	196	151
Fair value of hedge contracts	14	65
Other	299	378
	$3,766	$4,052

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2024	2023
Trade	$4,230	$4,613
Payroll, vacation, and employee benefits	1,475	1,625
Billings and cash collections in excess of revenue	2,007	1,996
Other	2,663	2,670
	$10,375	$10,904

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

SLB management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment SLB’s management has concluded that, as of December 31, 2024, its internal control over financial reporting is effective based on those criteria.

The effectiveness of SLB’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of uncertain tax positions. These procedures also included, among others (i) evaluating management’s process for determining the estimated liabilities for uncertain tax positions, (ii) testing the completeness and reasonableness of uncertain tax positions recorded in the consolidated financial statements, and (iii) evaluating assessments received from the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions used by management, including management's assessment of whether tax positions are more likely than not of being sustained.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
January 22, 2025

We have served as the Company’s auditor since 1952.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

SLB has carried out an evaluation under the supervision and with the participation of SLB’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of SLB’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, SLB’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that SLB files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. SLB’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in SLB’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, SLB’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, SLB completed the wind-down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

SLB’s residual transactions or dealings with the government of Iran in 2024 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for services rendered in Iran prior to the wind-down and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See “Item 1. Business—Information About Our Executive Officers” of this Report for information regarding SLB’s executive officers. The information set forth under the captions “Election of Directors,” “Corporate Governance—Process for Selecting New Directors,” and “Corporate Governance—Board Committees” in SLB’s 2025 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Stock Ownership Information—Delinquent Section 16(a) Reports” in SLB’s 2025 Proxy Statement is incorporated herein by reference to the extent any disclosure is required.

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

SLB has a securities transactions policy governing the purchase, sale and other dispositions of its securities by directors, officers, and employees. SLB believes that its securities transactions policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of SLB’s securities transactions policy is filed as Exhibit 19 to this Form 10-K.

The table below sets forth information regarding SLB’s directors:

Name
Peter Coleman	Former Chief Executive Officer and Managing Director, Woodside Petroleum Ltd.
Patrick de La Chevardière	Former Chief Financial Officer, TotalEnergies S.A.
Miguel M. Galuccio	Chairman and Chief Executive Officer, Vista
James Hackett	President, Tessellation Services
Olivier Le Peuch	Chief Executive Officer, SLB
Samuel Leupold	Former Chief Executive Officer, Ørsted Wind Power A/S
Tatiana A. Mitrova	Director, New Energy Advancement Hub
Maria Moræus Hanssen	Former Deputy Chief Executive Officer & Chief Operating Officer, Wintershall Dea GmbH
Vanitha Narayanan	Former Chairman and Managing Director, IBM India
Jeff W. Sheets	Former Chief Financial Officer, ConocoPhillips Company
Ulrich Spiesshofer	Senior Advisor, The Blackstone Group

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay vs. Performance Comparison,” and “Director Compensation” in SLB’s 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Management and Our Board,” “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” and “Executive Compensation Tables—Equity Compensation Plan Information” in SLB’s 2025 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Person Transactions” in SLB’s 2025 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2025” in SLB’s 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required.
(3)	Exhibits: See exhibits listed under Part (b) below.

(b) Exhibits

INDEX TO EXHIBITS

Exhibit

Agreement and Plan of Merger among Schlumberger Limited, Sodium Holdco, Inc., Sodium Merger Sub, Inc., and ChampionX Corporation, dated April 2, 2024 (incorporated by reference to Exhibit 2 to SLB’s Current Report on Form 8-K/A filed on April 2, 2024) (***)	2

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)	3.2

Description of Common Stock of Schlumberger Limited (incorporated by reference to Exhibit 4.1 to SLB’s Annual Report on Form 10-K filed on January 27, 2021)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)	4.3

Third Supplemental Indenture dated as of May 15, 2023, by and among Schlumberger Investment S.A.as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 4.500% Senior Notes due 2028 and form of global notes representing 4.850% Senior Notes due 2033) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 15, 2023)	4.4

Fourth Supplemental Indenture dated as of May 29, 2024, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 5.000% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 29, 2024)	4.5

Exhibit
Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment S.A., as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on August 11, 2020)	4.6

Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on September 18, 2020)	4.7

First Supplemental Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 1.400% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to SLB’s Current Report on Form 8-K filed on September 18, 2020)	4.8

Schlumberger Limited Supplementary Benefit Plan, as amended and restated effective November 1, 2020 and conformed to include amendments effective through January 1, 2023 (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2023 (incorporated by reference to Exhibit 10.3 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2023) (+)	10.3

2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.4

Form of Option Agreement (Employees in France), Incentive Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.6

2018 Rules of SLB’s 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.7

2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.8

Form of Option Agreement, Incentive Stock Option, under SLB’s 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.9

Form of Restricted Stock Unit Award Agreement under SLB’s 2013 Omnibus Stock Incentive Plan (ratable vesting) (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K filed on January 27, 2021) (+)	10.10

Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.11

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.12

Form of Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.13

Exhibit
Form of Performance Share Unit Award Agreement (Based on Return on Capital Employed Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.14

Form of Performance Share Unit Award Agreement (Based on Relative TSR Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.15

2017 Omnibus Stock Incentive Plan, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.16

Discounted Stock Purchase Plan, as amended and restated effective July 1, 2022 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 10-Q filed on July 27, 2022) (+)	10.17

2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.3 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.18

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2023) (+)	10.19

Securities Transactions Policy (*)	19

Significant Subsidiaries (*)	21

Issuers of Registered Guaranteed Debt Securities (*)	22

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Policy for Recovery of Performance-Based Incentive Compensation from Executive Officers (incorporated by reference to Exhibit 97 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2023)	97

Inline XBRL Instance Document (*)	101.INS

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104

Exhibit
(*) Filed with this Form 10-K
(**) Furnished with this Form 10-K

(***) Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). SLB agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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

Date:	January 22, 2025		SCHLUMBERGER LIMITED

		By:	/s/ Howard Guild
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/s/ Stephane Biguet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephane Biguet

/s/ Howard Guild	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter Coleman

*	Director
Patrick de La Chevardière

*	Director
Miguel M. Galuccio

*	Chairman of the Board
James Hackett

*	Director
Samuel Leupold

*	Director
Tatiana A. Mitrova

*	Director
Maria Moræus Hanssen

*	Director
Vanitha Narayanan

*	Director
Jeff W. Sheets

*	Director
Ulrich Spiesshofer

/s/ Dianne B. Ralston	January 22, 2025
*By Dianne B. Ralston, Attorney-in-Fact