Form 10-Q
period 2025-03-31
SCHLUMBERGER LIMITED/NV
filed 2025-04-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,360,161,654

SCHLUMBERGER LIMITED

First Quarter 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Services	$5,366	$5,676
Product sales	3,124	3,031
Total Revenue	8,490	8,707
Interest & other income	78	84
Expenses
Cost of services	4,256	4,415
Cost of sales	2,628	2,592
Research & engineering	172	182
General & administrative	96	121
Restructuring	158	-
Merger & integration	48	11
Interest	147	113
Income before taxes	1,063	1,357
Tax expense	234	259
Net income	829	1,098
Net income attributable to noncontrolling interests	32	30
Net income attributable to SLB	$797	$1,068

Basic income per share of SLB	$0.58	$0.75

Diluted income per share of SLB	$0.58	$0.74
Average shares outstanding:
Basic	1,366	1,431
Assuming dilution	1,380	1,447

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$829	$1,098
Currency translation adjustments
Unrealized net change arising during the period	172	23
Cash flow hedges
Net loss on cash flow hedges	(65)	(17)
Reclassification to net income of net realized loss (gain)	5	(1)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial gain	8	-
Amortization to net income of net prior service credit	(3)	(6)
Income taxes on pension and other postretirement benefit plans	-	1
Other	9	5
Comprehensive income	955	1,103
Comprehensive income attributable to noncontrolling interests	32	30
Comprehensive income attributable to SLB	$923	$1,073

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2025	Dec. 31,
	(Unaudited)	2024
ASSETS
Current Assets
Cash	$2,936	$3,544
Short-term investments	961	1,125
Receivables less allowance for doubtful accounts (2025 - $339; 2024 - $325)	8,604	8,011
Inventories	4,650	4,375
Other current assets	1,444	1,515
	18,595	18,570
Investments in Affiliated Companies	1,641	1,635
Fixed Assets less accumulated depreciation	7,399	7,359
Goodwill	14,637	14,593
Intangible Assets	2,963	3,012
Other Assets	3,767	3,766
	$49,002	$48,935
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,221	$10,375
Estimated liability for taxes on income	936	982
Short-term borrowings and current portion of long-term debt	3,475	1,051
Dividends payable	404	403
	15,036	12,811
Long-term Debt	10,527	11,023
Postretirement Benefits	507	512
Deferred Taxes	37	67
Other Liabilities	2,147	2,172
	28,254	26,585
Equity
Common stock	10,827	11,458
Treasury stock	(3,292)	(1,773)
Retained earnings	16,804	16,395
Accumulated other comprehensive loss	(4,824)	(4,950)
SLB stockholders’ equity	19,515	21,130
Noncontrolling interests	1,233	1,220
	20,748	22,350
	$49,002	$48,935

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$829	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	640	600
Deferred taxes	(37)	(30)
Stock-based compensation expense	91	100
Earnings of equity method investments, less dividends received	(10)	(16)
Change in assets and liabilities: (2)
Increase in receivables	(472)	(429)
Increase in inventories	(214)	(172)
Decrease in other current assets	80	46
(Increase) decrease in other assets	(11)	7
Decrease in accounts payable and accrued liabilities	(275)	(874)
Decrease in estimated liability for taxes on income	(56)	(46)
Increase in other liabilities	27	5
Other	68	38
NET CASH PROVIDED BY OPERATING ACTIVITIES	660	327
Cash flows from investing activities:
Capital expenditures	(398)	(399)
APS investments	(108)	(121)
Exploration data costs capitalized	(51)	(29)
Business acquisitions and investments, net of cash acquired	(37)	(27)
Sales of short-term investments, net	177	390
Purchase of Blue Chip Swap securities	(75)	(52)
Proceeds from sale of Blue Chip securities	63	34
Other	(3)	53
NET CASH USED IN INVESTING ACTIVITIES	(432)	(151)
Cash flows from financing activities:
Dividends paid	(386)	(357)
Proceeds from employee stock purchase plan	105	100
Proceeds from exercise of stock options	8	15
Taxes paid on net settled stock-based compensation awards	(53)	(78)
Stock repurchase program	(2,300)	(270)
Proceeds from issuance of long-term debt	1,805	345
Repayment of long-term debt	-	-
Net decrease in short-term borrowings	(27)	(9)
Other	(30)	(13)
NET CASH USED IN FINANCING ACTIVITIES	(878)	(267)
Net decrease in cash before translation effect	(650)	(91)
Translation effect on cash	42	(21)
Cash, beginning of period	3,544	2,900
Cash, end of period	$2,936	$2,788

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2025 – March 31, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2025	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350
Net income			797		32	829
Currency translation adjustments				172		172
Changes in fair value of cash flow hedges				(60)		(60)
Pension and other postretirement benefit plans				5		5
Shares sold to optionees, less shares exchanged	(1)	9				8
Vesting of restricted stock, net of taxes withheld	(217)	164				(53)
Employee stock purchase plan	(44)	149				105
Stock repurchase program		(1,840)				(1,840)
Advance payment for accelerated share repurchases	(460)					(460)
Stock-based compensation expense	91					91
Dividends declared ($0.285 per share)			(388)			(388)
Other		(1)		9	(19)	(11)
Balance, March 31, 2025	$10,827	$(3,292)	$16,804	$(4,824)	$1,233	$20,748

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2024 – March 31, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2024	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359
Net income			1,068		30	1,098
Currency translation adjustments				23		23
Changes in fair value of cash flow hedges				(18)		(18)
Pension and other postretirement benefit plans				(5)		(5)
Shares sold to optionees, less shares exchanged	(6)	21				15
Vesting of restricted stock, net of taxes withheld	(338)	260				(78)
Employee stock purchase plan	(36)	136				100
Stock repurchase program		(270)				(270)
Stock-based compensation expense	100					100
Dividends declared ($0.275 per share)			(393)			(393)
Other				5	(13)	(8)
Balance, March 31, 2024	$11,344	$(531)	$14,172	$(4,249)	$1,187	$21,923

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2025	1,439	(38)	1,401
Vesting of restricted stock	-	4	4
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(48)	(48)
Balance, March 31, 2025	1,439	(79)	1,360

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The December 31, 2024 balance sheet information has been derived from the SLB 2024 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on January 22, 2025.

ChampionX Transaction

On April 2, 2024, SLB announced a definitive agreement to purchase ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders will receive 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders will own approximately 9% of SLB's outstanding shares of common stock. ChampionX reported revenue of approximately $3.6 billion in 2024. The transaction, which is subject to regulatory approvals and other customary closing conditions, received the approval of the ChampionX stockholders at a special meeting held on June 18, 2024. It is anticipated that the transaction will close in the second quarter or early third quarter of 2025.

2. Charges and Credits

2025

During the second quarter of 2024, SLB started a program to realign and optimize its support and service delivery structure in certain parts of its organization. As a result, SLB recorded severance charges of $158 million during the first quarter of 2025. These costs are classified in Restructuring in the Consolidated Statement of Income. SLB may record additional charges related to workforce reductions in 2025 as it aligns its resources with activity levels.

During the first quarter of 2025, in connection with the pending ChampionX transaction and the October 2023 acquisition of the Aker Solutions subsea business, SLB recorded $48 million of charges related to merger and integration-related costs. These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Workforce reductions	$158	$10	$-	$148
Merger and integration-related	48	1	4	43
	$206	$11	$4	$191

2024

In connection with SLB's October 2023 acquisition of the Aker Solutions subsea business, SLB recorded $25 million of pretax charges during the first quarter of 2024 consisting of: $14 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value and $11 million of other merger and integration-related costs. $14 million of these costs are classified in Cost of sales in the Consolidated Statement of Income, with the remaining $11 million classified in Merger & integration.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Merger and integration-related	$25	$6	$5	$14

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2025			2024
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$797	1,366	$0.58	$1,068	1,431	$0.75
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	14		-	15
Diluted	$797	1,380	$0.58	$1,068	1,447	$0.74

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2025	2024
Employee stock options	17	20

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar, 31,	Dec. 31,
	2025	2024
Raw materials & field materials	$2,566	$2,387
Work in progress	835	786
Finished goods	1,249	1,202
	$4,650	$4,375

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2025	2024
Property, plant & equipment	$30,039	$29,573
Less: Accumulated depreciation	22,640	22,214
	$7,399	$7,359

Depreciation expense relating to fixed assets was $397 million and $377 million in the first quarter of 2025 and 2024, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Mar. 31, 2025			Dec. 31, 2024
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,887	$822	$1,065	$1,887	$799	$1,088
Technology/technical know-how	1,614	897	717	1,588	872	716
Tradenames	795	308	487	795	299	496
Other	1,612	918	694	1,604	892	712
	$5,908	$2,945	$2,963	$5,874	$2,862	$3,012

Amortization expense charged to income was $82 million during the first quarter of 2025 and $81 million during the first quarter of 2024.

Based on the carrying value of intangible assets at March 31, 2025, amortization expense for the subsequent five years is estimated to be: remaining three quarters 2025—$242 million; 2026—$315 million; 2027—$311 million; 2028—$301 million; 2029—$288 million; and 2030—$283 million.

7. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2025	2024
3.90% Senior Notes due 2028	$1,480	$1,478
2.65% Senior Notes due 2030	1,246	1,250
1.375% Guaranteed Notes due 2026	1,076	1,040
2.00% Guaranteed Notes due 2032	1,070	1,034
0.25% Notes due 2027	969	936
0.50% Notes due 2031	967	935
4.30% Senior Notes due 2029	848	848
4.50% Senior Notes due 2028	496	497
5.00% Senior Notes due 2027	496	495
4.85% Senior Notes due 2033	494	498
5.00% Senior Notes due 2029	493	493
5.00% Senior Notes due 2034	486	489
7.00% Notes due 2038	197	197
5.95% Notes due 2041	111	111
5.13% Notes due 2043	98	98
1.00% Guaranteed Notes due 2026	-	624
	$10,527	$11,023

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at March 31, 2025 and December 31, 2024, was $10.0 billion and $10.4 billion, respectively.

At March 31, 2025, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2028 and $3.0 billion matures in December 2029. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at March 31, 2025 and December 31, 2024,

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper programs at March 31, 2025, were $1.8 billion, all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2024.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of March 31, 2025, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Mar. 31, 2025	Dec. 31, 2024
Other current assets	$38	$37
Other Assets	$3	$2
Other Liabilities	$136	$183

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.0 billion and $5.5 billion in various foreign currencies as of March 31, 2025 and December 31, 2024, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of March 31, 2025 and December 31, 2024.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2025	2024	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$136	$(94)	Cost of services/sales
Cross-currency interest rate swaps	(19)	(21)	Interest expense
Commodity contracts	-	(3)	Revenue
Foreign currency forward contracts	(1)	-	Cost of services/sales
Foreign currency forward contracts	(4)	3	Revenue
	$112	$(115)
Derivatives not designated as hedges:
Foreign currency forward contracts	$25	$5	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain third-party financial institutions that have an aggregate notional amount outstanding of approximately $1.2 billion as of March 31, 2025. The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. Approximately $0.3 billion of the outstanding CDSs reduces on a monthly basis over its remaining 11-month term while the remaining $0.9 billion reduces on a monthly basis over its remaining 15-month term. The fair value of these derivative liabilities was not material at March 31, 2025.

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

10. Segment Information

		(Stated in millions)

	First Quarter 2025		First Quarter 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,006	$306	$953	$254
Reservoir Performance	1,700	282	1,725	339
Well Construction	2,977	589	3,368	690
Production Systems	2,938	475	2,818	400
Eliminations & other	(131)	(96)	(157)	(34)
		1,556		1,649
Corporate & other (1)		(179)		(191)
Interest income (2)		36		34
Interest expense (3)		(144)		(110)
Charges and credits (4)		(206)		(25)
	$8,490	$1,063	$8,707	$1,357

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2025; $4 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2025; $3 million in 2024).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2025	2024
North America	$1,719	$1,598
Latin America	1,495	1,654
Europe & Africa (1)	2,235	2,322
Middle East & Asia	2,997	3,080
Other	44	53
	$8,490	$8,707

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2025
	North
	America	International	Other	Total
Digital & Integration	$289	$717	$-	$1,006
Reservoir Performance	142	1,557	1	1,700
Well Construction	541	2,381	55	2,977
Production Systems	768	2,166	4	2,938
Eliminations & other	(21)	(94)	(16)	(131)
	$1,719	$6,727	$44	$8,490

	First Quarter 2024
	North
	America	International	Other	Total
Digital & Integration	$236	$717	$-	$953
Reservoir Performance	130	1,592	3	1,725
Well Construction	604	2,707	57	3,368
Production Systems	647	2,164	7	2,818
Eliminations & other	(19)	(124)	(14)	(157)
	$1,598	$7,056	$53	$8,707

Significant segment expenses, which represents the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	First Quarter 2025
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$206	$407	$604	$241
Cost of products, materials, and supplies	-	309	802	1,820
Depreciation and amortization	166	104	164	90
Allocations	101	165	250	137
Other	227	433	568	175
	$700	$1,418	$2,388	$2,463

	First Quarter 2024
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$221	$392	$654	$294
Cost of products, materials, and supplies	-	298	926	1,761
Depreciation and amortization	148	99	156	82
Allocations	107	162	251	129
Other	223	435	691	152
	$699	$1,386	$2,678	$2,418

Other segment expenses include transportation, mobilization, lease, occupancy, professional, and other costs.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.6 billion at March 31, 2025 and $0.5 billion at December 31, 2024. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.6 billion at March 31, 2025, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.1 billion at March 31, 2025 and $2.0 billion at December 31, 2024. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2025 Compared to First Quarter 2024

		(Stated in millions)

	First Quarter 2025		First Quarter 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,006	$306	$953	$254
Reservoir Performance	1,700	282	1,725	339
Well Construction	2,977	589	3,368	690
Production Systems	2,938	475	2,818	400
Eliminations & other	(131)	(96)	(157)	(34)
		1,556		1,649
Corporate & other (1)		(179)		(191)
Interest income (2)		36		34
Interest expense (3)		(144)		(110)
Charges and credits (4)		(206)		(25)
	$8,490	$1,063	$8,707	$1,357

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2025; $4 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2025; $3 million in 2024).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2025 revenue of $8.5 billion decreased 3% year on year as it was a subdued start to the year. North America revenue grew by 8% year on year to $1.7 billion, partially compensating for softer international revenue which declined 5% to $6.7 billion.

The year-on-year growth in North America revenue was primarily driven by higher digital sales and sales of production systems in US offshore, and strong growth in data center infrastructure solutions.

Internationally, Latin America led the year on year decline as revenue of $1.5 billion declined 10% year on year primarily due to a significant reduction in drilling activity in Mexico. Europe & Africa revenue of $2.2 billion decreased 4% due to reduced activity in offshore Africa and in Russia. Revenue in the Middle East & Asia of $3.0 billion declined 3% year on year largely due to reduced drilling and stimulation activity in Saudi Arabia as well as lower activity in Egypt, Australia and India. These declines were partially offset by higher revenue in the United Arab Emirates and Kuwait.

The industry may experience a potential shift of priorities driven by changes in the global economy, fluctuating commodity prices and evolving tariffs — all of which could impact upstream oil and gas investment and, in turn, affect demand for our products and services. In this uncertain environment, SLB remains committed to protecting its margins, generating strong cash flow and delivering consistent value to its customers and shareholders in 2025.

Digital & Integration

Digital & Integration revenue of $1.0 billion increased 6% year on year driven by 17% growth in digital revenue, supported by greater adoption of digital technologies and higher sales of exploration data. This increase was partially offset by lower APS revenue due to a temporary pipeline disruption on an Asset Performance Solutions (“APS”) project in Ecuador.

Digital & Integration pretax operating margin of 30% expanded 380 basis points (“bps”) year on year, mostly due to improved profitability in digital, following higher uptake of digital technologies and higher sales of exploration data.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion declined 1% year on year with strong unconventional stimulation and intervention activity offset by lower evaluation and exploration activity across the international markets.

Reservoir Performance pretax operating margin of 17% decreased 311 bps year on year due to reduced profitability from lower evaluation activity and project startup costs.

Well Construction

Well Construction revenue of $3.0 billion declined 12% year on year reflecting lower drilling activity in Mexico, Saudi Arabia, U.S. land, India and offshore West Africa.

Well Construction pretax operating margin of 20% declined 71 bps year on year driven by the reduced activity across North America and the international markets.

Production Systems

Production Systems revenue of $2.9 billion increased 4% year on year due to strong demand in North America for surface production systems, completions, artificial lift, and data center infrastructure solutions.

Production Systems pretax operating margin of 16% increased 197 bps year on year due to improved profitability across a number of business lines driven by activity mix, execution efficiency and conversion of improved-price backlog.

First Quarter 2025 Compared to Fourth Quarter 2024

		(Stated in millions)

	First Quarter 2025		Fourth Quarter 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,006	$306	$1,156	$442
Reservoir Performance	1,700	282	1,810	370
Well Construction	2,977	589	3,267	681
Production Systems	2,938	475	3,197	506
Eliminations & other	(131)	(96)	(146)	(81)
		1,556		1,918
Corporate & other (1)		(179)		(177)
Interest income (2)		36		36
Interest expense (3)		(144)		(128)
Charges and credits (4)		(206)		(262)
	$8,490	$1,063	$9,284	$1,387

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in the first quarter of 2025; $9 million in the fourth quarter of 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in the first quarter of 2025; $2 million in the fourth quarter of 2024).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2025 revenue of $8.5 billion decreased 9% sequentially as revenue declined 10% in the international markets and 2% in North America primarily due to seasonal effects.

Revenue in North America declined 2% sequentially due to lower drilling activity both on land and offshore partially offset by higher revenue from data center infrastructure solutions.

Internationally, revenue decreased 11% on a sequential basis in the Middle East & Asia and 10% in Europe & Africa following strong year-end product and digital sales across these areas in the fourth quarter of 2024. Revenue in Latin America decreased 9% sequentially driven by lower drilling activity in Mexico. Reduced APS revenue in Ecuador and seasonally lower revenue in Brazil following strong year-end production systems sales last quarter also contributed to the revenue decline in Latin America.

Digital & Integration

Digital & Integration revenue of $1.0 billion declined 13% sequentially following seasonally strong year-end digital sales in the fourth quarter of 2024 while APS revenue was lower due to a temporary pipeline disruption on an APS project in Ecuador.

Digital & Integration pretax operating margin of 30% decreased 784 bps sequentially due to seasonally lower sales of digital and exploration data as well as lower APS revenue.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion declined 6% sequentially primarily due to seasonal activity reductions in Europe & Africa and the Middle East & Asia.

Reservoir Performance pretax operating margin of 17% decreased 391 bps sequentially due to reduced profitability from lower evaluation activity and project startup costs.

Well Construction

Well Construction revenue of $3.0 billion decreased 9% sequentially due to seasonal activity reductions across all areas.

Well Construction pretax operating margin of 20% declined 106 bps sequentially driven by the reduced activity across North America and the international markets.

Production Systems

Production Systems revenue of $2.9 billion declined 8% sequentially driven by seasonally lower sales of artificial lift, midstream and surface production systems and completions.

Production Systems pretax operating margin of 16% increased by 34 bps sequentially primarily due to cost efficiencies despite seasonally lower sales.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2025	2024
Earnings of equity method investments	$42	$46
Interest income	36	38
	$78	$84

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2025 and 2024 were as follows:

	First Quarter
	2025	2024
Research & engineering	2.0%	2.1%
General & administrative	1.1%	1.4%

The effective tax rate was 22% for the first quarter of 2025 as compared to 19% for the same period of 2024. The increase in the effective tax rate year on year was primarily due to the charges and credits described in Note 2 to the Consolidated Financial Statements. The charges and credits increased the effective tax rate by three percentage points as a significant portion of these charges do not result in a tax benefit.

Charges and Credits

SLB recorded charges and credits during the first quarters of 2025 and 2024. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2025:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Workforce reductions	$158	$10	$-	$148
Merger and integration-related	48	1	4	43
	$206	$11	$4	$191

2024:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Merger and integration-related	$25	$6	$5	$14

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2025	2024	2024
Cash	$2,936	$2,788	$3,544
Short-term investments	961	703	1,125
Short-term borrowings and current portion of long-term debt	(3,475)	(1,430)	(1,051)
Long-term debt	(10,527)	(10,740)	(11,023)
Net debt (1)	$(10,105)	$(8,679)	$(7,405)

	Three Months Ended Mar. 31,
Changes in Liquidity:	2025	2024
Net income	$829	$1,098
Depreciation and amortization (2)	640	600
Earnings of equity method investments, less dividends received	(10)	(16)
Deferred taxes	(37)	(30)
Stock-based compensation expense	91	100
Increase in working capital	(937)	(1,475)
Other	84	50
Cash flow from operations	660	327
Capital expenditures	(398)	(399)
APS investments	(108)	(121)
Exploration data costs capitalized	(51)	(29)
Free cash flow (3)	103	(222)
Dividends paid	(386)	(357)
Stock repurchase program	(2,300)	(270)
Proceeds from employee stock plans	105	100
Proceeds from stock options	8	15
Taxes paid on net settled stock-based compensation awards	(53)	(78)
Business acquisitions and investments, net of cash acquired	(37)	(27)
Purchase of Blue Chip Swap securities	(75)	(52)
Proceeds from sale of Blue Chip securities	63	34
Other	(20)	58
Increase in net debt before impact of changes in foreign exchange rates	(2,592)	(799)
Impact of changes in foreign exchange rates on net debt	(108)	96
Increase in net debt	(2,700)	(703)
Net debt, beginning of period (1)	(7,405)	(7,976)
Net debt, end of period (1)	$(10,105)	$(8,679)

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

Key liquidity events during the first three months of 2025 and 2024 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $0.6 billion during the first three months of 2025 compared to $0.5 million during the first three months of 2024. Capital investments for the full year 2025 are expected to be approximately $2.3 billion.
•
In January 2025, SLB announced a 3.6% increase to its quarterly cash dividend from $0.275 per share of outstanding common stock to $0.285 per share, beginning with the dividend payable in April 2025. Dividends paid during the first three months of 2025 and 2024 were $386 million and $357 million, respectively.
•
SLB entered into accelerated share repurchase ("ASR") agreements to repurchase $2.3 billion of its common stock commencing on January 13, 2025, and ending no later than May 31, 2025. The ASR was completed on April 7, 2025, and SLB received 56.8 million shares of its common stock, of which 47.6 million were received in January 2025 and the remaining 9.2 million shares were received in April 2025. These shares were repurchased by SLB at an average price of $40.51, representing the volume-weighted average price of SLB's common stock during this period less a discount.
•
During the first quarter of 2024, SLB repurchased 5.4 million shares of its common stock at an average price of $50.13 per share for a total purchase price of $270 million.

As of March 31, 2025, SLB had $3.9 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of March 31, 2025, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of these countries, the United States, represented greater than 10% of such receivables. As of March 31, 2025, Mexico represented 7% of SLB's net accounts receivable balance. (See Note 8 to the Consolidated Financial Statements). SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

On October 17, 2024, SLB entered into a definitive agreement to sell its interest in the Palliser APS project in Canada. Under the terms of the agreement, SLB will receive cash proceeds of approximately $430 million, subject to closing adjustments that are typical for such a transaction. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in the second quarter of 2025. SLB recorded revenue of approximately $0.1 billion during the first quarter of 2025 relating to this project.

FORWARD-LOOKING STATEMENTS

This first-quarter 2025 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

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

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of April 25, 2025, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting SLB, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the SLB Annual Report on Form 10-K for the fiscal year ended December 31, 2024. SLB’s exposure to market risk has not changed materially since December 31, 2024.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of March 31, 2025, SLB had repurchased approximately $5.3 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended March 31, 2025 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
January 2025	47,643.7	$38.62	47,643.7	$4,701,236
February 2025	-	$-	-	$4,701,236
March 2025	-	$-	-	$4,701,236
	47,643.7	$38.62	47,643.7

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

SLB’s residual transactions or dealings with the government of Iran during the first quarter of 2025 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

On March 25, 2025, Olivier Le Peuch, CEO and a member of the SLB Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,000 shares of SLB’s common stock between June 25, 2025 and May 27, 2026, for a duration of 336 days.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)

Exhibit 4.1—Indenture dated as of December 3, 2013, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)

Exhibit 4.2—Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)

Exhibit 4.3—Fourth Supplemental Indenture dated as of May 29, 2024, among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 5.000% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 29, 2024)

* Exhibit 4.4—Fifth Supplemental Indenture dated as of March 13, 2025, among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee

* Exhibit 10.1—Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (ratable vesting) (+)

* Exhibit 10.2—Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (three-year cliff vesting) (+)

* Exhibit 10.3—Form of Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.4—Form of Performance Share Unit Award Agreement (Based on Relative Return on Capital Employed Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.5—Form of Performance Share Unit Award Agreement (Based on Relative TSR Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (+)

Exhibit 10.6—Discounted Stock Purchase Plan, as amended and restated effective April 2, 2025 (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed on February 20, 2025) (+)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

SCHLUMBERGER LIMITED
Date:	April 25, 2025	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory