Form 10-Q
period 2025-06-30
SCHLUMBERGER LIMITED/NV
filed 2025-07-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,351,248,823

SCHLUMBERGER LIMITED

Second Quarter 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2025	2024	2025	2024
Revenue
Services	$5,327	$5,902	$10,692	$11,578
Product sales	3,219	3,237	6,343	6,268
Total Revenue	8,546	9,139	17,035	17,846
Interest & other income	252	85	330	169
Expenses
Cost of services	4,227	4,523	8,480	8,939
Cost of sales	2,707	2,739	5,335	5,331
Research & engineering	180	188	352	369
General & administrative	87	94	184	215
Restructuring & other	135	111	293	111
Merger & integration	35	16	84	27
Interest	142	132	289	245
Income before taxes	1,285	1,421	2,348	2,778
Tax expense	237	276	471	535
Net income	1,048	1,145	1,877	2,243
Net income attributable to noncontrolling interests	34	33	66	63
Net income attributable to SLB	$1,014	$1,112	$1,811	$2,180

Basic income per share of SLB	$0.75	$0.78	$1.33	$1.53

Diluted income per share of SLB	$0.74	$0.77	$1.32	$1.51
Average shares outstanding:
Basic	1,352	1,428	1,359	1,429
Assuming dilution	1,366	1,443	1,373	1,445

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2025	2024	2025	2024
Net income	$1,048	$1,145	$1,877	$2,243
Currency translation adjustments
Unrealized net change arising during the period	54	30	226	53
Cash flow hedges
Net gain (loss) on cash flow hedges	26	(26)	(39)	(43)
Reclassification to net income of net realized loss (gain)	(5)	6	-	5
Pension and other postretirement benefit plans
Amortization to net income of net actuarial gain (loss)	8	(1)	16	(1)
Amortization to net income of net prior service credit	(3)	(5)	(6)	(11)
Income taxes on pension and other postretirement benefit plans	(1)	2	(1)	3
Other	2	(4)	11	1
Comprehensive income	1,129	1,147	2,084	2,250
Comprehensive income attributable to noncontrolling interests	34	33	66	63
Comprehensive income attributable to SLB	$1,095	$1,114	$2,018	$2,187

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2025	Dec. 31,
	(Unaudited)	2024
ASSETS
Current Assets
Cash	$3,236	$3,544
Short-term investments	511	1,125
Receivables less allowance for doubtful accounts (2025 - $334; 2024 - $325)	8,586	8,011
Inventories	4,740	4,375
Other current assets	1,380	1,515
	18,453	18,570
Investments in Affiliated Companies	1,676	1,635
Fixed Assets less accumulated depreciation	7,399	7,359
Goodwill	14,658	14,593
Intangible Assets	2,893	3,012
Other Assets	3,690	3,766
	$48,769	$48,935
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,993	$10,375
Estimated liability for taxes on income	833	982
Short-term borrowings and current portion of long-term debt	2,807	1,051
Dividends payable	402	403
	14,035	12,811
Long-term Debt	10,891	11,023
Postretirement Benefits	502	512
Deferred Taxes	12	67
Other Liabilities	1,778	2,172
	27,218	26,585
Equity
Common stock	11,354	11,458
Treasury stock	(3,742)	(1,773)
Retained earnings	17,433	16,395
Accumulated other comprehensive loss	(4,743)	(4,950)
SLB stockholders’ equity	20,302	21,130
Noncontrolling interests	1,249	1,220
	21,551	22,350
	$48,769	$48,935

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,877	$2,243
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of APS project	(149)	-
Impairment of equity method investment	69	-
Depreciation and amortization (1)	1,273	1,231
Deferred taxes	(60)	(29)
Stock-based compensation expense	168	173
Earnings of equity method investments, less dividends received	(47)	12
Change in assets and liabilities: (2)
Increase in receivables	(480)	(755)
Increase in inventories	(288)	(149)
Decrease in other current assets	86	107
Increase in other assets	(44)	(5)
Decrease in accounts payable and accrued liabilities	(557)	(942)
Decrease in estimated liability for taxes on income	(162)	(167)
Increase in other liabilities	73	19
Other	43	25
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,802	1,763
Cash flows from investing activities:
Capital expenditures	(769)	(862)
APS investments	(225)	(256)
Exploration data costs capitalized	(83)	(91)
Business acquisitions and investments, net of cash acquired	(47)	(505)
Sales of short-term investments, net	632	47
Purchase of Blue Chip Swap securities	(123)	(76)
Proceeds from sale of Blue Chip securities	102	51
Proceed from sale of APS investment	316	-
Other	11	48
NET CASH USED IN INVESTING ACTIVITIES	(186)	(1,644)
Cash flows from financing activities:
Dividends paid	(773)	(751)
Proceeds from employee stock purchase plan	105	100
Proceeds from exercise of stock options	8	20
Taxes paid on net settled stock-based compensation awards	(55)	(78)
Stock repurchase program	(2,300)	(735)
Proceeds from issuance of long-term debt	1,081	1,849
Repayment of long-term debt	-	(426)
Net decrease in short-term borrowings	(28)	(19)
Other	(27)	(6)
NET CASH USED IN FINANCING ACTIVITIES	(1,989)	(46)
Net (decrease) increase in cash before translation effect	(373)	73
Translation effect on cash	65	(20)
Cash, beginning of period	3,544	2,900
Cash, end of period	$3,236	$2,953

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2025 – June 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2025	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350
Net income			1,811		66	1,877
Currency translation adjustments				226		226
Changes in fair value of cash flow hedges				(39)		(39)
Pension and other postretirement benefit plans				9		9
Shares sold to optionees, less shares exchanged	(2)	10				8
Vesting of restricted stock, net of taxes withheld	(226)	171				(55)
Employee stock purchase plan	(44)	149				105
Stock repurchase program		(2,300)				(2,300)
Stock-based compensation expense	168					168
Dividends declared ($0.57 per share)			(773)			(773)
Dividends paid to noncontrolling interests					(43)	(43)
Other		1		11	6	18
Balance, June 30, 2025	$11,354	$(3,742)	$17,433	$(4,743)	$1,249	$21,551

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2024 – June 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2024	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359
Net income			2,180		63	2,243
Currency translation adjustments				53		53
Changes in fair value of cash flow hedges				(38)		(38)
Pension and other postretirement benefit plans				(9)		(9)
Shares sold to optionees, less shares exchanged	(9)	29				20
Vesting of restricted stock, net of taxes withheld	(351)	273				(78)
Employee stock purchase plan	(36)	136				100
Stock repurchase program		(735)				(735)
Stock-based compensation expense	173					173
Dividends declared ($0.55 per share)			(787)			(787)
Dividends paid to noncontrolling interests					(11)	(11)
Other		2		1	(13)	(10)
Balance, June 30, 2024	$11,401	$(973)	$14,890	$(4,247)	$1,209	$22,280

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2025 – June 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2025	$10,827	$(3,292)	$16,804	$(4,824)	$1,233	$20,748
Net income			1,014		34	1,048
Currency translation adjustments				54		54
Changes in fair value of cash flow hedges				21		21
Pension and other postretirement benefit plans				4		4
Shares sold to optionees, less shares exchanged	(1)	1				-
Vesting of restricted stock, net of taxes withheld	(9)	7				(2)
Stock repurchase program	460	(460)				-
Stock-based compensation expense	77					77
Dividends declared ($0.285 per share)			(385)			(385)
Dividends paid to noncontrolling interests					(22)	(22)
Other		2		2	4	8
Balance, June 30, 2025	$11,354	$(3,742)	$17,433	$(4,743)	$1,249	$21,551

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2024 – June 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2024	$11,344	$(531)	$14,172	$(4,249)	$1,187	$21,923
Net income			1,112		33	1,145
Currency translation adjustments				30		30
Changes in fair value of cash flow hedges				(20)		(20)
Pension and other postretirement benefit plans				(4)		(4)
Shares sold to optionees, less shares exchanged	(3)	8				5
Vesting of restricted stock, net of taxes withheld	(13)	13				-
Stock repurchase program		(465)				(465)
Stock-based compensation expense	73					73
Dividends declared ($0.275 per share)			(394)			(394)
Dividends paid to noncontrolling interests					(11)	(11)
Other		2		(4)		(2)
Balance, June 30, 2024	$11,401	$(973)	$14,890	$(4,247)	$1,209	$22,280

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2025	1,439	(38)	1,401
Vesting of restricted stock	-	4	4
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(57)	(57)
Balance, June 30, 2025	1,439	(88)	1,351

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The December 31, 2024 balance sheet information has been derived from the SLB 2024 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on January 22, 2025.

ChampionX Transaction

On July 16, 2025, SLB completed the acquisition of ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders received 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders received approximately 141 million shares of SLB common stock valued at $4.9 billion. Excluding its Drilling Technology business, which was disposed of concurrently with the closing of the transaction, ChampionX recorded revenue of approximately $3.4 billion in 2024 and $1.7 billion during the six months ended June 30, 2025.

2. Charges and Credits

2025

Second quarter

During the second quarter of 2025, SLB recorded a $69 million impairment charge relating to an equity method investment that was determined to be other-than-temporarily impaired. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

During the second quarter of 2025, SLB recorded a charge of $66 million relating to workforce reductions to align its resources with activity levels. This charge is classified in Restructuring & other in the Consolidated Statement of Income. SLB may record additional charges related to workforce reductions in 2025 as it continues to align its resources with activity levels.

During the second quarter of 2025, in connection with the ChampionX transaction and the October 2023 acquisition of the Aker Solutions subsea business, SLB recorded $35 million of charges related to merger and integration-related costs. These costs are classified in Merger & integration in the Consolidated Statement of Income.

During the second quarter of 2025, SLB completed the sale of its interest in the Palliser APS project in Canada in exchange for net cash proceeds of $338 million, of which $22 million were received in the third quarter of 2025. SLB recorded a gain of $149 million as a result of this transaction. This gain is classified in Interest & other income in the Consolidated Statement of Income.

First quarter

During the first quarter of 2025, SLB recorded a $158 million charge relating to workforce reductions to realign and optimize its support and service delivery structure. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

During the first quarter of 2025, in connection with the ChampionX transaction and the October 2023 acquisition of the Aker Solutions subsea business, SLB recorded $49 million of charges related to merger and integration-related costs. These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

	Pretax Charge	Tax Benefit	Noncontrolling
	(Credit)	(Expense)	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
	$228	$26	$8	$194

2024

Second quarter

During the second quarter of 2024, SLB recorded a charge of $111 million related to workforce reductions to realign and optimize its support and service delivery structure. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

In connection with SLB's October 2023 acquisition of the Aker Solutions subsea business, SLB recorded $31 million of charges during the second quarter of 2024 consisting of: $15 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value and $16 million of other merger and integration-related costs. $15 million of these costs are classified in Cost of Sales in the Consolidated Statement of Income, with the remaining $16 million classified in Merger & integration.

First quarter

In connection with SLB's acquisition of the Aker Solutions subsea business, SLB recorded $25 million of charges during the first quarter of 2024 consisting of: $14 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value and $11 million of other merger and integration-related costs. $14 million of these costs are classified in Cost of Sales in the Consolidated Statement of Income with the remaining $11 million classified in Merger & integration.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger and integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger and integration	31	5	8	18
	$167	$28	$13	$126

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2025			2024
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$1,014	1,352	$0.75	$1,112	1,428	$0.78
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	14		-	14
Diluted	$1,014	1,366	$0.74	$1,112	1,443	$0.77

	2025			2024
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$1,811	1,359	$1.33	$2,180	$1,429	$1.53
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	14		-	15
Diluted	$1,811	1,373	$1.32	$2,180	$1,445	$1.51

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2025	2024	2025	2024
Employee stock options	18	17	18	17

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2025	2024
Raw materials & field materials	$2,553	$2,387
Work in progress	914	786
Finished goods	1,273	1,202
	$4,740	$4,375

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2025	2024
Property, plant & equipment	$30,332	$29,573
Less: Accumulated depreciation	22,933	22,214
	$7,399	$7,359

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2025	2024
Second Quarter	$408	$384
Six Months	$805	$761

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Jun. 30, 2025			Dec. 31, 2024
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,889	$845	$1,044	$1,887	$799	$1,088
Technology/technical know-how	1,619	923	696	1,588	872	716
Tradenames	795	317	478	795	299	496
Other	1,621	946	675	1,604	892	712
	$5,924	$3,031	$2,893	$5,874	$2,862	$3,012

Amortization expense charged to income was as follows:

(Stated in millions)

	2025	2024
Second Quarter	$82	$82
Six Months	$164	$163

Based on the carrying value of intangible assets at June 30, 2025, amortization expense for the subsequent five years is estimated to be: remaining two quarters of 2025—$162 million; 2026—$316 million; 2027—$312 million; 2028—$302 million; 2029—$289 million; and 2030—$284 million.

7. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2025	2024
3.90% Senior Notes due 2028	$1,481	$1,478
2.65% Senior Notes due 2030	1,246	1,250
1.375% Guaranteed Notes due 2026	1,171	1,040
2.00% Guaranteed Notes due 2032	1,166	1,034
0.25% Notes due 2027	1,054	936
0.50% Notes due 2031	1,053	935
4.30% Senior Notes due 2029	848	848
4.50% Senior Notes due 2028	497	497
5.00% Senior Notes due 2027	496	495
4.85% Senior Notes due 2033	494	498
5.00% Senior Notes due 2029	493	493
5.00% Senior Notes due 2034	486	489
7.00% Notes due 2038	197	197
5.95% Notes due 2041	111	111
5.13% Notes due 2043	98	98
1.00% Guaranteed Notes due 2026	-	624
	$10,891	$11,023

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at June 30, 2025 and December 31, 2024, was $10.5 billion and $10.4 billion, respectively.

At June 30, 2025, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2028 and $3.0 billion matures in December 2029. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at June 30, 2025 and December 31, 2024.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper programs at June 30, 2025, were $1.1 billion, all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2024.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of June 30, 2025, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Jun. 30, 2025	Dec. 31, 2024
Other current assets	$-	$37
Other Assets	$212	$2
Other Liabilities	$4	$183

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.1 billion and $5.5 billion in various foreign currencies as of June 30, 2025 and December 31, 2024, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of June 30, 2025 and December 31, 2024.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2025	2024	2025	2024	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$330	$(52)	$467	$(146)	Cost of services/sales
Cross-currency interest rate swaps	(18)	(22)	(37)	(44)	Interest expense
Commodity contracts	-	(7)	-	(10)	Revenue
Foreign currency forward contracts	-	2	(1)	2	Cost of services/sales
Foreign currency forward contracts	4	(1)	-	2	Revenue
	$316	$(80)	$429	$(196)
Derivatives not designated as hedges:
Foreign currency forward contracts	$(17)	$18	$42	$23	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain third-party financial institutions that have an aggregate notional amount outstanding of approximately $1.0 billion as of June 30, 2025. The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. Approximately $0.2 billion of the outstanding CDSs reduces on a monthly basis over its remaining 8-month term while the remaining $0.8 billion reduces on a monthly basis over its remaining 12-month term. The fair value of these derivative liabilities was not material at June 30, 2025.

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

10. Segment Information

Financial information by segment is as follows:

		(Stated in millions)

	Second Quarter 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital & Integration	$995	$327	$148	$150
Reservoir Performance	1,691	314	107	124
Well Construction	2,963	551	169	118
Production Systems	3,036	499	91	113
Eliminations & other	(139)	(107)	73	15
Corporate & other (1)		(169)	45
Interest income (2)		30
Interest expense (3)		(139)
Charges and credits (4)		(21)
	$8,546	$1,285	$633	$520

		(Stated in millions)

	Second Quarter 2024
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital & Integration	$1,050	$325	$170	$197
Reservoir Performance	1,819	376	101	138
Well Construction	3,411	742	162	198
Production Systems	3,025	473	83	99
Eliminations & other	(166)	(62)	71	28
Corporate & other (1)		(191)	44
Interest income (2)		29
Interest expense (3)		(129)
Charges and credits (4)		(142)
	$9,139	$1,421	$631	$660

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2025; $9 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2025; $3 million in 2024).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments included capital expenditures, APS investments, and exploration data costs capitalized.

		(Stated in millions)

	Six Months 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital & Integration	$2,001	$633	$315	$311
Reservoir Performance	3,391	596	211	261
Well Construction	5,940	1,140	333	247
Production Systems	5,974	973	182	204
Eliminations & other	(271)	(202)	144	54
Corporate & other (1)		(347)	88
Interest income (2)		66
Interest expense (3)		(283)
Charges and credits (4)		(228)
	$17,035	$2,348	$1,273	$1,077

		(Stated in millions)

	Six Months 2024
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital & Integration	$2,003	$579	$318	$348
Reservoir Performance	3,544	715	199	253
Well Construction	6,779	1,432	318	390
Production Systems	5,843	873	165	177
Eliminations & other	(323)	(97)	143	41
Corporate & other (1)		(382)	88
Interest income (2)		63
Interest expense (3)		(238)
Charges and credits (4)		(167)
	$17,846	$2,778	$1,231	$1,209

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2025; $13 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($6 million in 2025; $7 million in 2024).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments included capital expenditures, APS investments, and exploration data costs capitalized.

Total assets by segment are as follows:

	(Stated in millions)

	Jun. 30,	Dec. 31,
	2025	2024
Digital & Integration	$2,708	$3,117
Reservoir Performance	4,088	3,802
Well Construction	6,754	6,741
Production Systems	7,741	7,116
Goodwill and intangibles	17,551	17,605
All other assets	9,927	10,554
	$48,769	$48,935

Segment assets consist of receivables, inventories, fixed assets, exploration data costs capitalized, and APS investments.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2025	2024	2025	2024
North America	$1,655	$1,644	$3,373	$3,242
Latin America	1,492	1,742	2,986	3,395
Europe & Africa (1)	2,369	2,442	4,604	4,764
Middle East & Asia	2,986	3,268	5,983	6,348
Other	44	43	89	97
	$8,546	$9,139	$17,035	$17,846

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2025
	North
	America	International	Other	Total
Digital & Integration	$223	$769	$3	$995
Reservoir Performance	148	1,541	2	1,691
Well Construction	512	2,394	57	2,963
Production Systems	789	2,243	4	3,036
Eliminations & other	(17)	(100)	(22)	(139)
	$1,655	$6,847	$44	$8,546

	Second Quarter 2024
	North
	America	International	Other	Total
Digital & Integration	$291	$757	$2	$1,050
Reservoir Performance	134	1,684	1	1,819
Well Construction	592	2,768	51	3,411
Production Systems	640	2,378	7	3,025
Eliminations & other	(13)	(135)	(18)	(166)
	$1,644	$7,452	$43	$9,139

	Six Months 2025
	North
	America	International	Other	Total
Digital & Integration	$512	$1,486	$3	$2,001
Reservoir Performance	290	3,097	4	3,391
Well Construction	1,054	4,775	111	5,940
Production Systems	1,557	4,410	7	5,974
Eliminations & other	(40)	(195)	(36)	(271)
	$3,373	$13,573	$89	$17,035

	Six Months 2024
	North
	America	International	Other	Total
Digital & Integration	$527	$1,474	$2	$2,003
Reservoir Performance	264	3,276	4	3,544
Well Construction	1,196	5,475	108	6,779
Production Systems	1,286	4,543	14	5,843
Eliminations & other	(31)	(261)	(31)	(323)
	$3,242	$14,507	$97	$17,846

Significant segment expenses, which represent the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	Second Quarter 2025
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$198	$407	$592	$235
Cost of products, materials, and supplies	-	279	818	1,882
Depreciation and amortization	148	107	169	91
Allocations	105	163	240	139
Other	217	421	593	190
	$668	$1,377	$2,412	$2,537

	Second Quarter 2024
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$210	$422	$664	$267
Cost of products, materials, and supplies	-	310	899	1,907
Depreciation and amortization	170	101	162	83
Allocations	108	166	252	133
Other	237	444	692	162
	$725	$1,443	$2,669	$2,552

	Six Months 2025
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$404	$814	$1,195	$476
Cost of products, materials, and supplies	-	587	1,620	3,702
Depreciation and amortization	315	211	333	182
Allocations	206	327	490	276
Other	443	856	1,162	365
	$1,368	$2,795	$4,800	$5,001

	Six Months 2024
	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems
Compensation	$431	$814	$1,318	$561
Cost of products, materials, and supplies	-	608	1,826	3,668
Depreciation and amortization	318	199	318	165
Allocations	215	328	503	262
Other	460	880	1,382	314
	$1,424	$2,829	$5,347	$4,970

Other segment expenses include transportation, mobilization, lease, professional fees, and other costs.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.5 billion at June 30, 2025 and $0.5 billion at December 31, 2024. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.7 billion at June 30, 2025, of which approximately 55% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.2 billion at June 30, 2025 and $2.0 billion at December 31, 2024. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2025 Compared to First Quarter 2025

		(Stated in millions)

	Second Quarter 2025		First Quarter 2025
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$995	$327	$1,006	$306
Reservoir Performance	1,691	314	1,700	282
Well Construction	2,963	551	2,977	589
Production Systems	3,036	499	2,938	475
Eliminations & other	(139)	(107)	(131)	(96)
		1,584		1,556
Corporate & other (1)		(169)		(178)
Interest income (2)		30		36
Interest expense (3)		(139)		(144)
Charges and credits (4)		(21)		(207)
	$8,546	$1,285	$8,490	$1,063

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in both the second quarter of 2025 and the first quarter of 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in the second quarter of 2025; $3 million in the first quarter of 2025).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2025 revenue of $8.5 billion increased 1% compared to the first quarter of 2025. SLB’s broad exposure across geographies and business lines enabled it to effectively overcome the impact of certain regional activity slowdowns. As a result, international revenue increased 2% sequentially, driven by robust growth in some parts of the Middle East, Asia, Europe and North Africa, which more than offset declines in certain key markets. Revenue in North America decreased 4% sequentially as a result of lower Asset Performance Solutions (“APS”) revenue and reduced activity due to the Canadian seasonal spring break.

Despite pockets of activity adjustments in key markets, the industry has shown that it can operate through uncertainty without a significant drop in upstream spending. This has been driven by the combination of capital discipline and the need for energy security.

Assuming commodity prices stay range bound, SLB remain constructive for the second half of the year. This is supported by its position in key markets, the depth of its diversified portfolio, and its increased exposure to the growing production and recovery market through the acquisition of ChampionX, which closed on July 16, 2025 (see Note 1 to the Consolidated Financial Statements). SLB will also continue to manage costs in line with market conditions as it remains focused on delivering peer-leading margins.

Digital & Integration

Digital & Integration revenue of $995 million decreased 1% sequentially primarily due to lower APS revenue in Canada. Digital revenue remained steady, with double-digit sequential growth from the combined effects of platforms, applications and digital operations, offset by reduced sales of exploration data following a strong first quarter.

Digital & Integration pretax operating margin of 33% expanded 240 basis points (“bps”) sequentially, driven by greater digital adoption and efficiency gains.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion declined 1% sequentially due to a slowdown in evaluation and stimulation activity across international markets, partially offset by strong intervention activity.

Reservoir Performance pretax operating margin of 19% increased 203 bps sequentially as a result of the higher intervention activity and the absence of startup costs that impacted the first quarter.

Well Construction

Well Construction revenue of $3.0 billion was essentially flat sequentially. Higher revenue in Iraq, the United Arab Emirates, offshore Mexico, North Africa and Nigeria were offset by declines in drilling activity in Namibia, North America land markets, Argentina and Saudi Arabia.

Well Construction pretax operating margin of 19% declined 119 bps sequentially primarily due to an unfavorable geography mix in the international markets.

Production Systems

Production Systems revenue of $3.0 billion increased 3% sequentially primarily due to higher sales of artificial lift systems and midstream production solutions.

Production Systems sequential pretax operating margin remained steady at 16% primarily due to continued growth and a favorable activity mix.

Six Months 2025 Compared to Six Months 2024

		(Stated in millions)

	Six Months 2025		Six Months 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$2,001	$633	$2,003	$579
Reservoir Performance	3,391	596	3,544	715
Well Construction	5,940	1,140	6,779	1,432
Production Systems	5,974	973	5,843	873
Eliminations & other	(271)	(202)	(323)	(97)
		3,140		3,502
Corporate & other (1)		(347)		(382)
Interest income (2)		66		63
Interest expense (3)		(283)		(238)
Charges and credits (4)		(228)		(167)
	$17,035	$2,348	$17,846	$2,778

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2025; $13 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($6 million in 2025; $7 million in 2024).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2025 revenue of $17.0 billion decreased 5% year on year primarily due to activity reductions in Saudi Arabia, Mexico, and certain key offshore markets. As a result, international revenue declined by 6% year on year. North America revenue increased by 4% primarily due to growth in data center infrastructure solutions.

Digital & Integration

Digital & Integration revenue of $2.0 billion was flat year on year. Revenue growth from platform, applications and digital operations of 10% was offset by lower sales exploration data and lower APS revenue.

Digital & Integration pretax operating margin of 32% increased 272 bps year on year driven by greater digital adoption and efficiency gains.

Reservoir Performance

Reservoir Performance revenue of $3.4 billion decreased 4% year on year primarily due to a slowdown in evaluation and stimulation activity in the international markets.

Reservoir Performance pretax operating margin of 18% contracted 259 bps year on year due to the lower evaluation and stimulation activity.

Well Construction

Well Construction revenue of $5.9 billion declined 12% year on year driven by a broad reduction in drilling activity both internationally, mainly in Saudi Arabia, Mexico and offshore Africa, and in North America.

Well Construction pretax operating margin of 19% declined 193 bps year on year driven by the widespread activity reductions.

Production Systems

Production Systems revenue of $6.0 billion increased 2% year on year driven by strong demand for data center infrastructure solutions, artificial lift, completions, and surface production systems.

Production Systems pretax operating margin of 16% expanded 136 bps year on year driven primarily by a favorable activity mix and execution efficiency.

Interest & Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter	First Quarter	Six Months
	2025	2025	2025	2024
Gain on sale of Palliser APS project	$149	$-	$149	$-
Earnings of equity method investments	72	42	114	93
Interest income	31	36	67	76
	$252	$78	$330	$169

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue were as follows:

	Second	First
	Quarter	Quarter	Six Months
	2025	2025	2025	2024
Research & engineering	2.1%	2.0%	2.1%	2.1%
General & administrative	1.0%	1.1%	1.1%	1.2%

The effective tax rate was 18% for the second quarter of 2025 as compared to 19% for the same period of 2024. The effective tax rate for the first six months of 2025 was 20% as compared to 19% for the same period of 2024.

Charges and Credits

SLB recorded charges and credits during the first six months of 2025 and 2024. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2025:

	(Stated in millions)

	Pretax Charge	Tax Benefit	Noncontrolling
	(Credit)	(Expense)	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
	$228	$26	$8	$194

2024:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger and integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger and integration	31	5	8	18
	$167	$28	$13	$126

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2025	2024	2024
Cash	$3,236	$2,953	$3,544
Short-term investments	511	1,050	1,125
Short-term borrowings and current portion of long-term debt	(2,807)	(1,033)	(1,051)
Long-term debt	(10,891)	(12,156)	(11,023)
Net debt (1)	$(9,951)	$(9,186)	$(7,405)

	Six Months Ended Jun. 30,
Changes in Liquidity:	2025	2024
Net income	$1,877	$2,243
Impairment of equity method investment	69	-
Gain on sale of Palliser APS project	(149)	-
Depreciation and amortization (2)	1,273	1,231
Earnings of equity method investments, less dividends received	(47)	12
Deferred taxes	(60)	(29)
Stock-based compensation expense	168	173
Increase in working capital	(1,401)	(1,906)
Other	72	39
Cash flow from operations	1,802	1,763
Capital expenditures	(769)	(862)
APS investments	(225)	(256)
Exploration data costs capitalized	(83)	(91)
Free cash flow (3)	725	554
Dividends paid	(773)	(751)
Stock repurchase program	(2,300)	(735)
Proceeds from employee stock plans	105	100
Proceeds from stock options	8	20
Taxes paid on net settled stock-based compensation awards	(55)	(78)
Business acquisitions and investments, net of cash acquired	(47)	(505)
Proceeds from sale of Palliser APS project	316	-
Purchase of Blue Chip Swap securities	(123)	(76)
Proceeds from sale of Blue Chip securities	102	51
Other	(9)	39
Increase in net debt before impact of changes in foreign exchange rates	(2,051)	(1,381)
Impact of changes in foreign exchange rates on net debt	(495)	171
Increase in net debt	(2,546)	(1,210)
Net debt, beginning of period (1)	(7,405)	(7,976)
Net debt, end of period (1)	$(9,951)	$(9,186)

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

Key liquidity events during the first six months of 2025 and 2024 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.1 billion during the first six months of 2025 compared to $1.2 billion during the first six months of 2024. Capital investments for the full year 2025 are expected to be approximately $2.4 billion, including the impact of the ChampionX acquisition.
•
In January 2025, SLB announced a 3.6% increase to its quarterly cash dividend from $0.275 per share of outstanding common stock to $0.285 per share, beginning with the dividend payable in April 2025. Dividends paid during the first six months of 2025 and 2024 were $773 million and $751 million, respectively.
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
•
During the first six months of 2024, SLB repurchased 15.3 million shares of its common stock at an average price of $48.01 per share for a total purchase price of $735 million.
•
During the second quarter of 2025, SLB completed the sale of its interest in the Palliser APS project in Canada in exchange for net cash proceeds of $338 million, of which $22 million were received in the third quarter of 2025. SLB recorded revenue of approximately $0.2 billion relating to this project during the six months ended June 30, 2025 and approximately $0.5 billion during 2024.
•
During the second quarter of 2024, SLB issued $500 million of 5.00% Senior Notes due 2027, $500 million of 5.00% Senior Notes due 2029, and $500 million of 5.00% Senior Notes due 2034.

As of June 30, 2025, SLB had $3.7 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of June 30, 2025, only two of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of these countries, the United States, represented greater than 10% of such receivables. As of June 30, 2025, Mexico represented 9% of SLB's net accounts receivable balance see Note 8 to the Consolidated Financial Statements. While SLB has recently experienced delays in payment from its primary customer in Mexico, these receivables are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This second-quarter 2025 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); the benefits of the ChampionX acquisition, including the ability of SLB to integrate the ChampionX business successfully and to achieve anticipated synergies and value creation from the acquisition; oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of ongoing or escalating conflicts on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of July 24, 2025, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

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

Item 1A. Risk Factors.

On July 16, 2025, SLB completed the acquisition of ChampionX and therefore no longer faces risks associated with the ability to complete the ChampionX transaction. Except as described in the foregoing sentence, as of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of June 30, 2025, SLB had repurchased approximately $5.8 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended June 30, 2025 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
April 2025	9,127.3	$50.40	9,127.3	$4,241,326
May 2025	-	$-	-	$4,241,326
June 2025	-	$-	-	$4,241,326
	9,127.3	$50.40	9,127.3

SLB entered into ASR agreements to repurchase $2.3 billion of its common stock commencing on January 13, 2025, and ending no later than May 31, 2025. The ASR was completed on April 7, 2025, and SLB received 56.8 million shares of its common stock, of which 47.6 million were received in January 2025 and the remaining shares were received in April 2025. These shares were repurchased by SLB at an average price of $40.51, representing the volume-weighted average price of SLB's common stock during this period less a discount.

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

SLB’s residual transactions or dealings with the government of Iran during the second quarter of 2025 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)

* Exhibit 10.1—Employment, Non-Competition and Non-Solicitation Agreement effective as of May 1, 2025, by and between SLB and Khaled Al Mogharbel (+)

Exhibit 10.2—SLB Discounted Stock Purchase Plan, as amended and restated effective January 16, 2025 (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed on February 20, 2025) (+)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

SCHLUMBERGER LIMITED
Date:	July 24, 2025	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory