Form 10-Q
period 2025-09-30
SLB LIMITED/NV
filed 2025-10-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No.: 1-4601

SLB N.V. (SLB Limited)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,493,923,635

SLB Limited

Third Quarter 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2025	2024	2025	2024
Revenue
Services	$5,152	$5,841	$15,844	$17,419
Product sales	3,776	3,318	10,119	9,586
Total Revenue	8,928	9,159	25,963	27,005
Interest & other income	78	96	408	265
Expenses
Cost of services	4,075	4,465	12,554	13,403
Cost of sales	3,295	2,772	8,631	8,103
Research & engineering	170	187	522	557
General & administrative	72	90	256	305
Restructuring & other	109	65	402	176
Merger & integration	143	33	226	60
Interest	142	136	432	381
Income before taxes	1,000	1,507	3,348	4,285
Tax expense	226	289	697	824
Net income	774	1,218	2,651	3,461
Net income attributable to noncontrolling interests	35	32	101	95
Net income attributable to SLB	$739	$1,186	$2,550	$3,366

Basic income per share of SLB	$0.50	$0.84	$1.83	$2.36

Diluted income per share of SLB	$0.50	$0.83	$1.80	$2.34
Average shares outstanding:
Basic	1,471	1,417	1,396	1,425
Assuming dilution	1,488	1,432	1,414	1,441

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2025	2024	2025	2024
Net income	$774	$1,218	$2,651	$3,461
Currency translation adjustments
Unrealized net change arising during the period	(43)	(42)	183	11
Cash flow hedges
Net loss on cash flow hedges	(28)	(5)	(67)	(48)
Reclassification to net income of net realized loss (gain)	(8)	(2)	(8)	3
Pension and other postretirement benefit plans
Amortization to net income of net actuarial (gain) loss	9	(1)	25	(2)
Amortization to net income of net prior service credit	(3)	(6)	(9)	(17)
Income taxes on pension and other postretirement benefit plans	-	1	(1)	4
Other	3	12	14	13
Comprehensive income	704	1,175	2,788	3,425
Comprehensive income attributable to noncontrolling interests	35	32	101	95
Comprehensive income attributable to SLB	$669	$1,143	$2,687	$3,330

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2025	Dec. 31,
	(Unaudited)	2024
ASSETS
Current Assets
Cash	$3,014	$3,544
Short-term investments	571	1,125
Receivables less allowance for doubtful accounts (2025 - $341; 2024 - $325)	9,101	8,011
Inventories	5,321	4,375
Other current assets	1,461	1,515
	19,468	18,570
Investments in Affiliated Companies	1,691	1,635
Fixed Assets less accumulated depreciation	7,999	7,359
Goodwill	17,007	14,593
Intangible Assets	5,089	3,012
Other Assets	3,839	3,766
	$55,093	$48,935
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,857	$10,375
Estimated liability for taxes on income	814	982
Short-term borrowings and current portion of long-term debt	1,923	1,051
Dividends payable	443	403
	14,037	12,811
Long-term Debt	10,843	11,023
Postretirement Benefits	502	512
Deferred Taxes	827	67
Other Liabilities	1,962	2,172
	28,171	26,585
Equity
Common stock	16,338	11,458
Treasury stock	(3,636)	(1,773)
Retained earnings	17,746	16,395
Accumulated other comprehensive loss	(4,813)	(4,950)
SLB stockholders’ equity	25,635	21,130
Noncontrolling interests	1,287	1,220
	26,922	22,350
	$55,093	$48,935

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,651	$3,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	1,911	1,871
Gain on sale of APS project	(149)	-
Impairment of equity method investment	121	-
Deferred taxes	(89)	32
Stock-based compensation expense	257	244
Earnings of equity method investments, less dividends received	(59)	(9)
Change in assets and liabilities: (2)
Increase in receivables	(528)	(396)
Increase in inventories	(249)	(243)
Decrease in other current assets	87	23
Increase in other assets	(39)	(3)
Decrease in accounts payable and accrued liabilities	(381)	(732)
Decrease in estimated liability for taxes on income	(202)	(147)
Increase in other liabilities	40	39
Other	113	72
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,484	4,212
Cash flows from investing activities:
Capital expenditures	(1,178)	(1,322)
APS investments	(312)	(390)
Exploration data costs capitalized	(168)	(141)
Cash acquired in ChampionX Corporation acquisition	479	-
Proceeds from sale of APS project	338	-
Proceeds from sale of ChampionX Drilling Technologies business	286	-
Other business acquisitions and investments, net of cash acquired	(144)	(552)
Sales (purchase) of short-term investments, net	572	(268)
Purchase of Blue Chip Swap securities	(167)	(136)
Proceeds from sale of Blue Chip securities	144	92
Other	8	49
NET CASH USED IN INVESTING ACTIVITIES	(142)	(2,668)
Cash flows from financing activities:
Dividends paid	(1,176)	(1,144)
Proceeds from employee stock purchase plan	222	219
Proceeds from exercise of stock options	8	25
Taxes paid on net settled stock-based compensation awards	(61)	(86)
Stock repurchase program	(2,414)	(1,236)
Proceeds from issuance of long-term debt	660	1,475
Repayment of long-term debt	(1,112)	(416)
Net increase (decrease) in short-term borrowings	17	(142)
Other	(65)	(36)
NET CASH USED IN FINANCING ACTIVITIES	(3,921)	(1,341)
Net (decrease) increase in cash before translation effect	(579)	203
Translation effect on cash	49	(17)
Cash, beginning of period	3,544	2,900
Cash, end of period	$3,014	$3,086

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2025 – September 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2025	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350
Net income			2,550		101	2,651
Currency translation adjustments				183		183
Changes in fair value of cash flow hedges				(75)		(75)
Pension and other postretirement benefit plans				15		15
Shares sold to optionees, less shares exchanged	(9)	17				8
Vesting of restricted stock, net of taxes withheld	(267)	206				(61)
Employee stock purchase plan	(99)	321				222
Stock repurchase program		(2,414)				(2,414)
Stock-based compensation expense	257					257
Dividends declared ($0.855 per share)			(1,199)			(1,199)
Dividends paid to noncontrolling interests					(65)	(65)
Acquisition of ChampionX Corporation	5,005				19	5,024
Other	(7)	7		14	12	26
Balance, September 30, 2025	$16,338	$(3,636)	$17,746	$(4,813)	$1,287	$26,922

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2024 – September 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2024	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359
Net income			3,366		95	3,461
Currency translation adjustments				11		11
Changes in fair value of cash flow hedges				(45)		(45)
Pension and other postretirement benefit plans				(15)		(15)
Shares sold to optionees, less shares exchanged	(9)	34				25
Vesting of restricted stock, net of taxes withheld	(386)	300				(86)
Employee stock purchase plan	(65)	284				219
Stock repurchase program		(1,236)				(1,236)
Stock-based compensation expense	244					244
Dividends declared ($0.825 per share)			(1,176)			(1,176)
Dividends paid to noncontrolling interests					(36)	(36)
Other		2		13	(12)	3
Balance, September 30, 2024	$11,408	$(1,294)	$15,687	$(4,290)	$1,217	$22,728

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2025 – September 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2025	$11,354	$(3,742)	$17,433	$(4,743)	$1,249	$21,551
Net income			739		35	774
Currency translation adjustments				(43)		(43)
Changes in fair value of cash flow hedges				(36)		(36)
Pension and other postretirement benefit plans				6		6
Shares sold to optionees, less shares exchanged	(7)	7				-
Vesting of restricted stock, net of taxes withheld	(41)	35				(6)
Employee stock purchase plan	(55)	172				117
Stock repurchase program		(114)				(114)
Stock-based compensation expense	89					89
Dividends declared ($0.285 per share)			(426)			(426)
Dividends paid to noncontrolling interests					(22)	(22)
Acquisition of ChampionX Corporation	5,005				19	5,024
Other	(7)	6		3	6	8
Balance, September 30, 2025	$16,338	$(3,636)	$17,746	$(4,813)	$1,287	$26,922

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2024 – September 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2024	$11,401	$(973)	$14,890	$(4,247)	$1,209	$22,280
Net income			1,186		32	1,218
Currency translation adjustments				(42)		(42)
Changes in fair value of cash flow hedges				(7)		(7)
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged		5				5
Vesting of restricted stock, net of taxes withheld	(35)	27				(8)
Employee stock purchase plan	(29)	148				119
Stock repurchase program		(501)				(501)
Stock-based compensation expense	71					71
Dividends declared ($0.275 per share)			(389)			(389)
Dividends paid to noncontrolling interests					(24)	(24)
Other				12		12
Balance, September 30, 2024	$11,408	$(1,294)	$15,687	$(4,290)	$1,217	$22,728

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2025	1,439	(38)	1,401
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	4	4
Shares issued under employee stock purchase plan	-	7	7
Stock repurchase program	-	(60)	(60)
Acquisition of ChampionX Corporation	141	-	141
Balance, September 30, 2025	1,580	(86)	1,494

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SLB Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The December 31, 2024 balance sheet information has been derived from the SLB 2024 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on January 22, 2025.

2. Charges and Credits

2025

Third quarter 2025:

In connection with the acquisition of ChampionX Corporation ("ChampionX") (see Note 4), SLB recorded charges of $66 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value; $61 million of transaction costs, including advisory and legal fees; and $54 million relating to employee benefits for change-in-control arrangements, accelerated stock-based compensation and retention. In addition, SLB recorded $28 million of other merger and integration costs associated with the acquisition of ChampionX and the October 2023 acquisition of the Aker Solutions subsea business. $143 million of these costs are classified in Merger & integration with the remaining $66 million classified in Cost of sales in the Consolidated Statement of Income.

During the third quarter of 2025, SLB recorded a charge of $57 million relating to workforce reductions to align its resources with activity levels. This charge is classified in Restructuring & other in the Consolidated Statement of Income. SLB may record additional charges related to workforce reductions in 2025 as it continues to align its resources with activity levels.

During the third quarter of 2025, SLB recorded a $52 million impairment charge relating to an equity method investment that was determined to be other-than-temporarily impaired. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

Second quarter 2025:

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

During the second quarter of 2025, SLB recorded $35 million of charges in connection with the acquisition of ChampionX and the October 2023 acquisition of Aker solutions subsea business. These costs are classified in Merger & integration in the Consolidated Statement of Income.

During the second quarter of 2025, SLB completed the sale of its interest in the Palliser APS project in Canada in exchange for net cash proceeds of $338 million, of which $22 million were received in the third quarter of 2025. SLB recorded a gain of $149 million as a result of this transaction. This gain is classified in Interest & other income in the Consolidated Statement of Income.

First quarter 2025:

During the first quarter of 2025, SLB recorded a $158 million charge relating to workforce reductions to realign and optimize its support and service delivery structure. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

During the first quarter of 2025, SLB recorded $49 million of charges in connection with the acquisition of ChampionX and the October 2023 acquisition of the Aker Solutions subsea business. These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

	Pretax Charge	Tax Benefit	Noncontrolling
	(Credit)	(Expense)	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Other merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
Third quarter:
Amortization of inventory fair value adjustment	66	15	-	51
Acquisition-related professional fees	61	-	-	61
Workforce reductions	57	4	-	53
Acquisition-related employee benefits	54	2	-	52
Impairment of equity-method investment	52	4	-	48
Other merger and integration	28	2	4	22
	$546	$53	$12	$481

2024

During the second and third quarters of 2024, SLB recorded charges of $111 million and $65 million, respectively, related to workforce reductions to realign and optimize its support and service delivery structure. These charges are classified in Restructuring & other in the Consolidated Statement of Income.

During the first nine months of 2024, SLB recorded $103 million of charges in connection with the October 2023 acquisition of the Aker Solutions subsea business and the ChampionX transaction consisting of $43 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, which is classified in Cost of sales in the Consolidated Statement of Income, and $60 million of other merger and integration-related costs that are classified in Merger & integration.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Amortization of inventory fair value adjustment	$14	$4	$3	$7
Merger and integration	11	2	2	7
Second quarter:
Workforce reductions	111	17	-	94
Merger and integration	16	1	5	10
Amortization of inventory fair value adjustment	15	4	3	8
Third quarter:
Workforce reductions	65	10	-	55
Merger and integration	33	6	4	23
Amortization of inventory fair value adjustment	14	4	3	7
	$279	$48	$20	$211

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2025			2024
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$739	1,471	$0.50	$1,186	1,417	$0.84
Assumed exercise of stock options	-	1		-	1
Unvested restricted stock	-	16		-	14
Diluted	$739	1,488	$0.50	$1,186	1,432	$0.83

	2025			2024
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$2,550	1,396	$1.83	$3,366	$1,425	$2.36
Assumed exercise of stock options	-	1		-	1
Unvested restricted stock	-	17		-	15
Diluted	$2,550	1,414	$1.80	$3,366	$1,441	$2.34

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2025	2024	2025	2024
Employee stock options	18	17	18	17

4. Acquisition

On July 16, 2025, SLB acquired all of the outstanding shares of ChampionX in an all-stock transaction. ChampionX is a global leader in production chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, effectively, and sustainably across the world. The acquisition strengthens SLB's leadership in the production and recovery space. Under the terms of the agreement, ChampionX shareholders received 0.735 shares of SLB common stock in exchange for each ChampionX share.

Calculation of Consideration Transferred

The following details the fair value of the consideration transferred to effect the acquisition of ChampionX:

(stated in millions, except exchange ratio and per share amounts)

Equity consideration:
Number of shares of ChampionX stock outstanding	191
Exchange ratio	0.735
SLB shares of common stock issued	141
SLB closing stock share price on July 15, 2025	$35.07
Equity consideration		$4,936
Fair value of replacement equity awards		69
Total fair value of the consideration transferred		$5,005

Preliminary allocation of Consideration transferred to Net Assets Acquired

The following amounts represent the preliminary estimates of the fair value of assets acquired and liabilities assumed in the merger. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which are not expected to differ materially from current estimates, will be finalized no later than one year from the acquisition date.

(Stated in millions)

Cash	$479
Accounts receivable	489
Inventories (1)	696
Net assets held for sale (2)	286
Fixed assets	676
Intangible assets:
Customer relationships (weighted-average life of 25 years)	950
Technology/Technical know-how (weighted-average life of 16 years)	980
Tradenames (weighted-average life of 20 years)	330
Other assets	204
Accounts payable and accrued liabilities	(717)
Long-term debt	(612)
Deferred taxes	(835)
Other liabilities	(189)
Noncontrolling interests	(19)
Total identifiable net assets	$2,718
Goodwill (3)	2,287
Total consideration transferred	$5,005

(1)
SLB recorded an adjustment of $166 million to write-up the acquired inventory to its estimated fair value. This adjustment will be amortized as the acquired inventory is sold.
(2)
Concurrent with the closing of the acquisition, SLB completed the sale of ChampionX's Drilling Technologies business for net cash proceeds of $286 million.
(3)
The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of SLB and ChampionX, as well as intangible assets which do not qualify for separate recognition. The amount of goodwill that is deductible for income tax purposes is not significant.

Businesses acquired from ChampionX contributed revenue of approximately $0.6 billion and pretax operating income of approximately $0.1 billion (including the recurring effects of purchase accounting) to SLB for the period from August 1, 2025 through September 30, 2025.

Excluding its Drilling Technologies business, which was disposed of concurrently with the closing of the acquisition, ChampionX recorded revenue of approximately $3.4 billion in 2024 and $2.0 billion during the period from January 1, 2025 to July 31, 2025. The pro forma impact of this acquisition on net income attributable to SLB and diluted earnings per share was not material.

5. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2025	2024
Raw materials & field materials	$2,741	$2,387
Work in progress	830	786
Finished goods	1,750	1,202
	$5,321	$4,375

6. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2025	2024
Property, plant & equipment	$31,832	$29,573
Less: Accumulated depreciation	23,833	22,214
	$7,999	$7,359

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2025	2024
Third Quarter	$453	$394
Nine Months	$1,258	$1,155

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

		Reservoir	Well	Production
	Digital	Performance	Construction	Systems	All Other	Total
Balance at December 31, 2024	$2,044	$3,804	$6,422	$1,841	$482	$14,593
Acquisition of ChampionX	-	250	200	1,837	-	2,287
Other acquisitions	16	-	57	-	-	73
Impact of changes in exchange rates	-	-	-	-	54	54
Balance at September 30, 2025	$2,060	$4,054	$6,679	$3,678	$536	$17,007

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Sept. 30, 2025			Dec. 31, 2024
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$2,838	$873	$1,965	$1,887	$799	$1,088
Technology/technical know-how	2,634	958	1,676	1,588	872	716
Tradenames	1,125	328	797	795	299	496
Other	1,624	973	651	1,604	892	712
	$8,221	$3,132	$5,089	$5,874	$2,862	$3,012

Amortization expense charged to income was as follows:

(Stated in millions)

	2025	2024
Third Quarter	$101	$87
Nine Months	$265	$250

Based on the carrying value of intangible assets at September 30, 2025, amortization expense for the subsequent five years is estimated to be: fourth quarter of 2025—$112 million; 2026—$436 million; 2027—$433 million; 2028—$423 million; 2029—$410 million; and 2030—$404 million.

9. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2025	2024
3.90% Senior Notes due 2028	$1,483	$1,478
2.65% Senior Notes due 2030	1,246	1,250
1.375% Guaranteed Notes due 2026	1,158	1,040
2.00% Guaranteed Notes due 2032	1,152	1,034
0.25% Notes due 2027	1,042	936
0.50% Notes due 2031	1,040	935
4.30% Senior Notes due 2029	848	848
4.50% Senior Notes due 2028	497	497
5.00% Senior Notes due 2027	497	495
4.85% Senior Notes due 2033	494	498
5.00% Senior Notes due 2029	494	493
5.00% Senior Notes due 2034	487	489
7.00% Notes due 2038	196	197
5.95% Notes due 2041	111	111
5.13% Notes due 2043	98	98
1.00% Guaranteed Notes due 2026	-	624
	$10,843	$11,023

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at September 30, 2025 and December 31, 2024, was $10.5 billion and $10.4 billion, respectively.

At September 30, 2025, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2028 and $3.0 billion matures in December 2029. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at September 30, 2025 or December 31, 2024.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper programs at September 30, 2025 were $0.7 billion, all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2024.

SLB Limited fully and unconditionally guarantees the publicly-held debt securities issued by Schlumberger Investment S.A., an indirect wholly-owned subsidiary of SLB Limited.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of September 30, 2025, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Sept. 30, 2025	Dec. 31, 2024
Other current assets	$-	$37
Other Assets	$152	$2
Other Liabilities	$11	$183

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $6.1 billion and $5.5 billion in various foreign currencies as of September 30, 2025 and December 31, 2024, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of September 30, 2025 and December 31, 2024.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2025	2024	2025	2024	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(52)	$193	$415	$47	Cost of services/sales
Cross-currency interest rate swaps	(17)	(21)	(55)	(65)	Interest expense
Commodity contracts	-	-	-	(10)	Revenue
Foreign currency forward contracts	3	10	2	12	Cost of services/sales
Foreign currency forward contracts	7	(8)	7	(6)	Revenue
	$(59)	$174	$369	$(22)
Derivatives not designated as hedges:
Foreign currency forward contracts	$(22)	$(13)	$20	$10	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain third-party financial institutions that have an aggregate notional amount outstanding of approximately $0.8 billion as of September 30, 2025. The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. Approximately $0.2 billion of the outstanding CDSs will reduce on a monthly basis over its remaining 5-month term while the remaining $0.6 billion will reduce on a monthly basis over its remaining 9-month term. The fair value of these derivative liabilities was not material at September 30, 2025 or December 31, 2024.

11. Contingencies

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

12. Segment Information

SLB previously reported its results on the basis of four Divisions: Digital & Integration, Reservoir Performance, Well Construction, and Production Systems. Commencing the third quarter of 2025, SLB's Digital business is reported as a separate Division. Additionally, SLB's Asset Performance Solutions ("APS"), Data Center Solutions and SLB Capturi, businesses are now reported in the All Other category. The acquired ChampionX's businesses are predominantly reported in SLB's Production Systems Division, with the exception of its digital business which is reported in SLB's Digital Division. Prior periods have been recast to conform to the current presentation.

Financial information by segment is as follows:

		(Stated in millions)

	Third Quarter 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$658	$187	$28	$86
Reservoir Performance	1,682	312	110	105
Well Construction	2,967	558	170	110
Production Systems	3,474	559	131	121
All Other	397	96	62	94
Eliminations & other	(250)	(86)	73	65
Corporate & other (1)		(203)	64
Interest income (2)		37
Interest expense (3)		(142)
Charges and credits (4)		(318)
	$8,928	$1,000	$638	$581

		(Stated in millions)

	Third Quarter 2024
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$638	$190	$39	$50
Reservoir Performance	1,823	367	102	151
Well Construction	3,312	714	166	165
Production Systems	3,037	518	92	106
All Other	554	188	124	140
Eliminations & other	(205)	(75)	72	32
Corporate & other (1)		(187)	45
Interest income (2)		36
Interest expense (3)		(132)
Charges and credits (4)		(112)
	$9,159	$1,507	$640	$644

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2025; $16 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2025; $4 million in 2024).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments included capital expenditures, APS investments, and exploration data costs capitalized.

		(Stated in millions)

	Nine Months 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$1,836	$465	$117	$172
Reservoir Performance	5,072	908	321	366
Well Construction	8,908	1,698	502	358
Production Systems	9,247	1,520	312	322
All Other	1,542	414	290	323
Eliminations & other	(642)	(239)	215	117
Corporate & other (1)		(550)	154
Interest income (2)		103
Interest expense (3)		(425)
Charges and credits (4)		(546)
	$25,963	$3,348	$1,911	$1,658

		(Stated in millions)

	Nine Months 2024
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$1,734	$370	$126	$142
Reservoir Performance	5,368	1,082	302	403
Well Construction	10,090	2,145	484	555
Production Systems	8,808	1,390	257	275
All Other	1,535	588	355	403
Eliminations & other	(530)	(171)	214	75
Corporate & other (1)		(568)	133
Interest income (2)		98
Interest expense (3)		(370)
Charges and credits (4)		(279)
	$27,005	$4,285	$1,871	$1,853

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($1 million in 2025; $31 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($6 million in 2025; $13 million in 2024).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments included capital expenditures, APS investments, and exploration data costs capitalized.

Total assets by segment are as follows:

	(Stated in millions)

	Sept. 30,	Dec. 31,
	2025	2024
Digital	$754	$768
Reservoir Performance	4,110	3,802
Well Construction	6,690	6,741
Production Systems	9,420	7,049
All Other	2,257	2,511
Eliminations and other	1,216	1,152
Goodwill and intangibles	22,096	17,605
Cash and short-term investments	3,585	4,669
All other assets	4,965	4,638
	$55,093	$48,935

Segment assets consist of receivables, inventories, fixed assets, exploration data costs capitalized, and APS investments.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2025	2024	2025	2024
North America	$1,930	$1,687	$5,303	$4,929
Latin America	1,482	1,689	4,469	5,084
Europe & Africa (1)	2,434	2,434	7,038	7,199
Middle East & Asia	3,000	3,302	8,983	9,650
Other	82	47	170	143
	$8,928	$9,159	$25,963	$27,005

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2025
	North
	America	International	Other	Total
Digital	$156	$500	$2	$658
Reservoir Performance	143	1,536	3	1,682
Well Construction	527	2,371	69	2,967
Production Systems	1,008	2,440	26	3,474
All Other	132	264	1	397
Eliminations & other	(36)	(195)	(19)	(250)
	$1,930	$6,916	$82	$8,928

			(Stated in millions)

	Third Quarter 2024
	North
	America	International	Other	Total
Digital	$128	$509	$1	$638
Reservoir Performance	145	1,676	2	1,823
Well Construction	581	2,675	56	3,312
Production Systems	657	2,373	7	3,037
All Other	357	197	-	554
Eliminations & other	(181)	(5)	(19)	(205)
	$1,687	$7,425	$47	$9,159

		(Stated in millions)

	Nine Months 2025
	North
	America	International	Other	Total
Digital	$453	$1,377	$6	$1,836
Reservoir Performance	433	4,633	6	5,072
Well Construction	1,581	7,146	181	8,908
Production Systems	2,365	6,850	32	9,247
All Other	990	550	2	1,542
Eliminations & other	(519)	(66)	(57)	(642)
	$5,303	$20,490	$170	$25,963

		(Stated in millions)

	Nine Months 2024
	North
	America	International	Other	Total
Digital	$413	$1,318	$3	$1,734
Reservoir Performance	409	4,952	7	5,368
Well Construction	1,776	8,151	163	10,090
Production Systems	1,871	6,915	22	8,808
All Other	1,022	513	-	1,535
Eliminations & other	(562)	84	(52)	(530)
	$4,929	$21,933	$143	$27,005

Significant segment expenses, which represent the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	Third Quarter 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$185	$393	$586	$404
Cost of products, materials, and supplies	-	292	807	2,005
Depreciation and amortization	28	110	170	131
Allocations	82	160	230	130
Other	176	415	616	245
	$471	$1,370	$2,409	$2,915

(Stated in millions)

	Third Quarter 2024
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$180	$417	$647	$238
Cost of products, materials, and supplies	-	314	869	1,867
Depreciation and amortization	39	102	166	92
Allocations	78	169	254	134
Other	151	454	662	188
	$448	$1,456	$2,598	$2,519

(Stated in millions)

	Nine Months 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$557	$1,207	$1,781	$877
Cost of products, materials, and supplies	-	879	2,427	5,526
Depreciation and amortization	117	321	502	312
Allocations	244	487	720	406
Other	453	1,270	1,780	606
	$1,371	$4,164	$7,210	$7,727

(Stated in millions)

	Nine Months 2024
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$577	$1,231	$1,965	$797
Cost of products, materials, and supplies	-	922	2,695	5,467
Depreciation and amortization	126	302	484	257
Allocations	236	497	758	396
Other	425	1,334	2,043	501
	$1,364	$4,286	$7,945	$7,418

Other segment expenses include transportation, mobilization, lease, professional fees, and other costs.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.5 billion at both September 30, 2025 and December 31, 2024. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.6 billion at September 30, 2025, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.2 billion at September 30, 2025 and $2.0 billion at December 31, 2024. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SLB previously reported its results on the basis of four Divisions: Digital & Integration, Reservoir Performance, Well Construction, and Production Systems. Commencing the third quarter of 2025, SLB's Digital business is reported as a separate Division. Additionally, SLB's Asset Performance Solutions ("APS"), Data Center Solutions and SLB Capturi, businesses are now reported in the All Other category. The acquired ChampionX's businesses are predominantly reported in SLB's Production Systems Division, with the exception of its digital business which is reported in SLB's Digital Division. Prior periods have been recast to conform to the current presentation.

Third Quarter 2025 Compared to Second Quarter 2025

		(Stated in millions)

	Third Quarter 2025		Second Quarter 2025
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$658	$187	$591	$153
Reservoir Performance	1,682	312	1,691	314
Well Construction	2,967	558	2,963	551
Production Systems	3,474	559	2,932	491
All Other	397	96	583	155
Eliminations & other	(250)	(86)	(214)	(80)
		1,626		1,584
Corporate & other (1)		(203)		(169)
Interest income (2)		37		30
Interest expense (3)		(142)		(139)
Charges and credits (4)		(318)		(21)
	$8,928	$1,000	$8,546	$1,285

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in both the third quarter of 2025; $- in the second quarter of 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in the third quarter of 2025; $3 million in the second quarter of 2025).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter 2025 revenue of $8.9 billion increased $382 million, or 4%, compared to the second quarter of 2025. The third-quarter revenue reflected two months of activity from the acquired ChampionX businesses (see Note 4 to the Consolidated Financial Statements), which contributed $579 million of revenue. This increase was largely offset by the loss of approximately $100 million of APS revenue due to production interruption arising from a pipeline disruption in Ecuador and the absence of $97 million of revenue following the divestiture of SLB’s interest in the Palliser APS project in Canada at the end of the second quarter. After adjusting for the revenue contribution from ChampionX and the absence of revenue from the two APS projects, revenue was essentially flat on a sequential basis.

This performance was achieved against the backdrop of a fully supplied oil market, an uncertain geopolitical environment and subdued commodity prices. In this context, international markets — aside from a few key countries — are proving resilient, with several countries across the Middle East and Asia continuing to exhibit growth. Looking ahead, SLB expects OPEC+ production releases to support investment across many countries in these regions where it is well established. It is more likely that the international markets will lead an activity rebound when supply and demand rebalance, supported by sustained investment for oil capacity, gas expansion projects, and a constructive outlook for deepwater. SLB is well positioned to benefit from such a recovery.

In this context, SLB foresees revenue growth in the fourth quarter driven by the international markets, Digital and a full quarter of activity from the acquired ChampionX businesses.

Digital

Digital revenue of $658 million grew 11% sequentially. Excluding the impact of the acquisition of ChampionX, Digital revenue increased 8% primarily driven by a $21 million increase (22%) in Digital Operations and a $17 million increase (28%) in Digital Exploration.

Digital pretax operating margin of 28% expanded 250 basis points (“bps”) sequentially. Profitability improved primarily due to strong Digital Exploration activity and robust revenue growth from Digital Operations.

Reservoir Performance

Reservoir Performance revenue of $1.68 billion declined 1% sequentially as higher activity in Europe & Africa was more than offset by lower revenue in the Middle East & Asia, mainly due to lower activity in Saudi Arabia.

Reservoir Performance pretax operating margin of 19% was essentially flat sequentially.

Well Construction

Well Construction revenue of $3.0 billion was flat sequentially as higher revenue in offshore Guyana and North America was offset by lower drilling activity in Saudi Arabia and Argentina.

Well Construction pretax operating margin of 19% was essentially flat sequentially.

Production Systems

Production Systems revenue of $3.5 billion increased 18% sequentially, reflecting two months of activity from the acquired ChampionX production chemicals and artificial lift businesses, which contributed $575 million of revenue. Excluding the impact of this acquisition, Production Systems third-quarter 2025 revenue decreased 1% sequentially.

Production Systems pretax operating margin of 16% contracted 66 bps sequentially driven by an unfavorable geographical mix in completions and lower subsea margins partially offset by accretive margin contribution from ChampionX which generated $106 million of pretax operating income.

All Other

Revenue of $397 million declined 32% sequentially primarily due to lower APS revenue following the divestiture of SLB's interest in the Palliser asset in Canada and the full month of production interruption arising from the pipeline disruption in Ecuador.

All Other pretax operating income of $96 million decreased $59 million sequentially primarily due to the effects of the divestiture of the Palliser asset and the pipeline disruption in Ecuador.

Nine Months 2025 Compared to Nine Months 2024

		(Stated in millions)

	Nine Months 2025		Nine Months 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$1,836	$465	$1,734	$370
Reservoir Performance	5,072	908	5,368	1,082
Well Construction	8,908	1,698	10,090	2,145
Production Systems	9,247	1,520	8,808	1,390
All Other	1,542	414	1,535	588
Eliminations & other	(642)	(239)	(530)	(171)
		4,766		5,404
Corporate & other (1)		(550)		(568)
Interest income (2)		103		98
Interest expense (3)		(425)		(370)
Charges and credits (4)		(546)		(279)
	$25,963	$3,348	$27,005	$4,285

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($1 million in 2025; $31 million in 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($7 million in 2025; $13 million in 2024).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2025 revenue of $26.0 billion decreased 4%, or $1.0 billion, year on year. Excluding the $579 million revenue contribution from the acquired ChampionX businesses, nine-month 2025 revenue declined 6% year on year primarily due to activity reductions in Saudi Arabia, Mexico and certain key offshore markets.

Digital

Digital revenue of $1.8 billion grew 6% year on year due to strong growth from both Digital Operations and Platforms & Applications partially offset by a $44 million decrease in Exploration Data.

Digital pretax operating margin of 25% expanded 399 bps year on year primarily driven by the higher revenue and efficiency gains.

Reservoir Performance

Reservoir Performance revenue of $5.1 billion decreased 5% year on year primarily due to a slowdown in evaluation and stimulation activity in the international markets.

Reservoir Performance pretax operating margin of 18% contracted 226 bps year on year due to the lower evaluation and stimulation activity.

Well Construction

Well Construction revenue of $8.9 billion decreased 12% year on year driven by a broad reduction in drilling activity both internationally, mainly in Mexico, Saudi Arabia, and offshore Africa, and in North America.

Well Construction pretax operating margin of 19% declined 219 bps year on year driven by the widespread activity reductions.

Production Systems

Production Systems revenue of $9.2 billion increased 5% year on year reflecting two months of activity from the acquired ChampionX production chemicals and artificial lift businesses, which contributed $575 million of revenue. Excluding the impact of this acquisition, Production Systems revenue decreased 2% year on year primarily due to decreased sales of subsea production systems.

Production Systems pretax operating margin of 16% was essentially flat year on year.

All Other

Revenue of $1.5 billion was flat year on year due to lower APS revenue following the divestiture of SLB’s interest in the Palliser asset in Canada and the full month of production interruption arising from the pipeline disruption in Ecuador offset by a 140% increase in Data Center Solutions revenue and the effect of the acquisition of SLB Capturi in the second quarter of 2024.

All Other pretax operating income decreased $174 million year on year, primarily due to the effects of the divestiture of the Palliser asset and the pipeline disruption in Ecuador.

Interest & Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter	Second Quarter	Nine Months
	2025	2025	2025	2024
Earnings of equity method investments	$41	$72	$155	$136
Interest income	37	31	104	129
Gain on sale of Palliser APS project	-	149	149	-
	$78	$252	$408	$265

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue were as follows:

	Third	Second
	Quarter	Quarter	Nine Months
	2025	2025	2025	2024
Research & engineering	1.9%	2.1%	2.0%	2.1%
General & administrative	0.8%	1.0%	1.0%	1.1%

The effective tax rate was 23% for the third quarter of 2025 as compared to 18% for the second quarter of 2025, and 21% for the first nine months of 2025 as compared to 19% for the same period of 2024. These increases in the effective tax rate were primarily due to the charges and credits described in Note 2.

Charges and Credits

SLB recorded charges and credits during the first nine months of 2025 and 2024. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2025:

	(Stated in millions)

	Pretax Charge	Tax Benefit	Noncontrolling
	(Credit)	(Expense)	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Other merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
Third quarter:
Amortization of inventory fair value adjustment	66	15	-	51
Acquisition-related professional fees	61	-	-	61
Workforce reductions	57	4	-	53
Acquisition-related employee benefits	54	2	-	52
Impairment of equity-method investment	52	4	-	48
Other merger and integration	28	2	4	22
	$546	$53	$12	$481

2024:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Amortization of inventory fair value adjustment	$14	$4	$3	$7
Merger and integration	11	2	2	7
Second quarter:
Workforce reductions	111	17	-	94
Merger and integration	16	1	5	10
Amortization of inventory fair value adjustment	15	4	3	8
Third quarter:
Workforce reductions	65	10	-	55
Merger and integration	33	6	4	23
Amortization of inventory fair value adjustment	14	4	3	7
	$279	$48	$20	$211

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2025	2024	2024
Cash	$3,014	$3,086	$3,544
Short-term investments	571	1,376	1,125
Short-term borrowings and current portion of long-term debt	(1,923)	(1,059)	(1,051)
Long-term debt	(10,843)	(11,864)	(11,023)
Net debt (1)	$(9,181)	$(8,461)	$(7,405)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2025	2024
Net income	$2,651	$3,461
Depreciation and amortization (2)	1,911	1,871
Impairment of equity method investment	121	-
Gain on sale of Palliser APS project	(149)	-
Earnings of equity method investments, less dividends received	(59)	(9)
Deferred taxes	(89)	32
Stock-based compensation expense	257	244
Increase in working capital	(1,273)	(1,495)
Other	114	108
Cash flow from operations	3,484	4,212
Capital expenditures	(1,178)	(1,322)
APS investments	(312)	(390)
Exploration data costs capitalized	(168)	(141)
Free cash flow (3)	1,826	2,359
Dividends paid	(1,176)	(1,144)
Stock repurchase program	(2,414)	(1,236)
Proceeds from employee stock plans	230	244
Net debt assumed in connection with ChampionX acquisition	(133)	-
Proceeds from sale of Palliser APS project	338	-
Proceeds from sale of ChampionX Drilling Technologies business	286	-
Business acquisitions and investments, net of cash acquired	(144)	(552)
Purchase of Blue Chip Swap securities	(167)	(136)
Proceeds from sale of Blue Chip securities	144	92
Taxes paid on net settled stock-based compensation awards	(61)	(86)
Other	(34)	27
Increase in net debt before impact of changes in foreign exchange rates	(1,305)	(432)
Impact of changes in foreign exchange rates on net debt	(471)	(53)
Increase in net debt	(1,776)	(485)
Net debt, beginning of period	(7,405)	(7,976)
Net debt, end of period	$(9,181)	$(8,461)

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

Key liquidity events during the first nine months of 2025 and 2024 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.7 billion during the first nine months of 2025 compared to $1.9 billion during the first nine months of 2024. Capital investments for the full year 2025 are expected to be approximately $2.4 billion.
•
In January 2025, SLB announced a 3.6% increase to its quarterly cash dividend from $0.275 per share of outstanding common stock to $0.285 per share, beginning with the dividend payable in April 2025. Dividends paid during the first nine months of 2025 and 2024 were $1.2 billion and $1.1 billion, respectively.
•
During the third quarter of 2025, SLB repaid its $0.5 billion 1.40% Senior Notes due 2025.
•
During the third quarter of 2025, SLB fully repaid all the $0.6 billion of debt assumed in connection with the acquisition of ChampionX.
•
During the third quarter and concurrent with the close of the ChampionX acquisition, the ChampionX Drilling Technologies business was disposed of and SLB received $286 million of proceeds.
•
As of September 30, 2025, SLB had cumulatively repurchased approximately $5.9 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2025	$2,414	60.0	$40.23
Nine months ended September 30, 2024	$1,236	26.6	$46.47

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

As of September 30, 2025, SLB had $3.6 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of September 30, 2025, only two of those countries (the United States and Mexico) individually accounted for greater than 10% of SLB’s net receivable balance. As of September 30, 2025, the United States and Mexico each represented 11% of SLB's net accounts receivable balance. While SLB has recently experienced delays in payment from its primary customer in Mexico, these receivables are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This third-quarter 2025 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); the benefits of the ChampionX acquisition, including the ability of SLB to integrate the ChampionX business successfully and to achieve anticipated synergies and value creation from the acquisition; oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of ongoing or escalating conflicts on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of October 22, 2025, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of September 30, 2025, SLB had repurchased approximately $5.9 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended September 30, 2025 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
July 2025	-	$-	-	$4,241,326
August 2025	3,237.9	$35.23	3,237.9	$4,127,270
September 2025	-	$-	-	$4,127,270
	3,237.9	$35.23	3,237.9

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

SLB’s residual transactions or dealings with the government of Iran during the third quarter of 2025 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

* Exhibit 3.1—Articles of Incorporation of SLB N.V (SLB Limited)

* Exhibit 3.2—Amended and Restated By-Laws of SLB N.V. (SLB Limited)

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

SLB LIMITED
Date:	October 22, 2025	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory