Form 10-K
period 2025-12-31
SLB LIMITED/NV
filed 2026-01-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $45.58 billion.

As of December 31, 2025, the number of shares of common stock outstanding was 1,495,331,485.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, the registrant’s definitive proxy statement for its 2026 Annual General Meeting of Shareholders, to be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2025 (the “2026 Proxy Statement”).

SLB LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “SLB,” “we” or “our” are to SLB N.V. (SLB Limited) and its consolidated subsidiaries.

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

SLB is primarily organized under four Divisions that combine and integrate SLB’s technologies, enhancing our ability to support the emerging long-term growth opportunities in each of these market segments. The four Divisions are:

•
Digital
•
Reservoir Performance
•
Well Construction
•
Production Systems

Digital – Comprised of SLB’s industry-leading digital solutions and data products that span the energy value chain from subsurface characterization through field development and hydrocarbon production to carbon management and the integration of adjacent energy systems. Revenue is generated from four key solutions — Platforms & Applications, Digital Operations, Digital Exploration and Professional Services.

•
Platforms & Applications: Includes SLB’s cloud technologies such as the Delfi™ and Lumi™ platforms, along with a suite of specialized, domain-focused applications such as Petrel™ and Techlog™ offered as SaaS subscription or perpetual licenses. These platforms and applications automate complex models to simulate the impact of reservoir development plans and aid in the planning of key operations such as drilling, completion, and production designs. Additionally, they unlock data and utilize artificial intelligence (“AI”) and machine learning to reduce cycle time and improve efficiency of workflows to allow customers to make better, faster decisions to improve their project economics and reservoir performance.
•
Digital Operations: Combines the strengths of SLB’s oilfield services with advanced digital technologies to deliver more reliable, efficient, and autonomous field operations. By integrating connected solutions with Performance Live™ digital service delivery centers, customers gain real-time monitoring, remote decision making and automated execution across their workflows from autonomous drilling to automated well intervention, all while reducing costs and improving project economics. Revenue is generated from the same customer base as SLB’s Core divisions of Well Construction, Reservoir Performance, and Production Systems. To incentivize the Core divisions and Digital to develop and promote digital operations, the resulting revenue is recognized in both the respective Core division as well as in the Digital Division. This effect is eliminated in consolidation.
•
Digital Exploration: Represents SLB’s exploration data business. The exploration data library is a differentiated asset library of seismic surveys and other subsurface data that customers rely on for better exploration and development decisions. These licensed datasets also support carbon storage design and monitoring. The library covers key exploration and producing basins worldwide and datasets are refreshed and reprocessed to benefit from the latest imaging algorithms and AI technologies, enabled by high performance cloud computing.
•
Professional Services: Includes consulting and other services required to support customers’ digital transformations. These services include transition support from on-prem to cloud-based digital solutions, data clean-up and migration, workflow automation — including deployment of workflow solutions built within SLB’s global network of Innovation Factori workspaces — and training to further enable customers’ digital transformations.

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

The primary offerings comprising this Division are:

•
Evaluation: Provides the measurement, interpretation, and insights necessary to understand the subsurface geology and fluids through wireline logging, downhole testing, and rock and fluid analysis services.
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
•
Equipment: Provides drilling equipment, including pressure control equipment and rotary drilling equipment, and services for drilling contractors, operators, rental tool companies, and shipyards as well as land drilling rigs and related services.
•
Drilling: Designs, manufactures, and markets roller cone and fixed cutter drill bits for all drilling environments, as well as a wide variety of bottomhole assembly and borehole enlargement technologies for drilling operations.
•
Integrated Well Construction: Provides integrated solutions to construct or change the architecture of wells, including well planning, well drilling (including autonomous drilling), engineering, supervision, logistics, procurement, contracting of third parties, and drilling rig management.

Production Systems – Develops technologies and provides expertise that enhances production and recovery of oil and gas assets from subsurface reservoirs to the surface, into pipelines, and to refineries. Production Systems provides a comprehensive portfolio of equipment and services across the entire production system that optimizes performance.

The primary offerings comprising this Division are:

•
Subsea Production Systems: Through its SLB OneSubsea™ joint venture, offers integrated solutions, products, systems, and services for the subsea market, including wellheads, subsea trees, manifolds, flowline connectors, control systems to maximize reservoir recovery and extending field life. SLB owns 70% of the joint venture, while Aker Solutions ASA owns 20% and Subsea7 S.A. owns 10%.
•
Artificial Lift: Provides lifting solutions using electrical submersible pumps, gas lift equipment, progressing cavity pumps, rod lift pumps, plunger lift pumps, jet lift pumps, and surface horizontal pumping systems.
•
Completions: Supplies well completion services and equipment that include packers, safety valves, and sand control technology, as well as a range of intelligent systems that enable real-time visibility and performance monitoring.
•
Surface Production Systems: Designs and manufactures a portfolio of wellhead systems, valves, chokes, actuators, surface trees, and provides fracturing and flowback services.
•
Process Technologies and Solutions: Delivers processing modules covering oil and gas and treatment packages for produced water and seawater. Also provides fit-for-purpose integrated production facilities that accelerate first production, as well as a broad portfolio of emissions management solutions.
•
Production Chemical Technologies: Supplies chemistry technologies and solutions that optimize production and processing, support asset integrity, and extend asset life. The portfolio includes production chemicals for flow assurance and production optimization, systems for gas and liquid stream purification, chemical injection systems, and autonomous digital surveillance solutions.
•
Valves: Serves the upstream, midstream, and downstream markets with a broad portfolio of valves that are primarily used to control and direct the flow of hydrocarbons as they are moved from wellheads through flow lines, gathering lines, and transmission systems to refineries, petrochemical plants, and industrial centers for processing.

All Other – This category primarily consists of the following:

•
Asset Performance Solutions: Offers an integrated business model for field production projects. Combines SLB’s services and products with drilling rig management and specialized engineering and project management expertise, to provide a complete solution from well construction to production improvement. As of December 31, 2025, SLB’s Asset Performance Solutions portfolio primarily consisted of three field production projects in Ecuador.
•
Data Center Solutions: Designs and manufactures critical infrastructure components — such as modular data center enclosures, cooling systems, and other hardware — for hyperscalers and enterprises. By leveraging scalable, standardized production with rapid lead times, and rigorous quality assurance, Data Center Solutions provides configurable solutions that balance cost efficiency, reliability, and customization to meet accelerating data center demand.
•
SLB Capturi: A joint venture between SLB and Aker Carbon Capture that combines the strengths and capabilities of both companies to accelerate industrial decarbonization at a global scale. SLB Capturi, which is 80% owned by SLB, is a dedicated carbon capture company with solutions, services, and technologies servicing a range of hard-to-abate industries, including the cement, waste-to-energy, gas-to-power, and biogenic emissions segments.

SLB operates through a geographical structure of five Basins that are aligned with critical concentrations of activity: North America Land; Americas; Europe and Africa; Middle East and North Africa; and Asia. The Basins are configured around common regional characteristics that enable us to deploy fit-for-purpose technologies, operating models, and skills to meet the specific customer needs in each Basin. The Basins are further organized into GeoUnits, which can be a region, a single country, or comprise several countries. With a strong focus on customers, the Basins identify opportunities for growth, and are focused on agility, responsiveness, and competitiveness.

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

ChampionX Transaction

During 2025, SLB acquired ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. The acquisition strengthens SLB's leadership in the production and recovery space. SLB issued 141 million shares of its common stock valued at $4.9 billion in connection with this transaction.

Corporate Strategy

With a balanced energy transition in mind, our strategy is focused on three engines of growth: Core, Digital, and New Horizons of Growth.

Core

Consisting of our Reservoir Performance, WeIl Construction and Production Systems Divisions, Core remains SLB’s largest engine of growth. Building on decades of technological advancement, we will continue innovating new products, services and technologies that make the exploration, drilling, production and recovery of oil and gas assets more cost effective and efficient, with lower carbon emissions.

We continue to build on our fit-for-basin approach and technology access initiatives, developing bespoke and custom technology tailored to the regions and environments in which we operate. This strategy allows us to address the rapid evolution of our industry into more regional markets, each with distinct resource plays and economics.

Digital

Digital capabilities continue to grow throughout the energy industry as a key element of the complex systems required to meet current energy demand and improve efficiency. SLB is uniquely positioned to support customers on their digital journeys by providing an offering which spans planning and operational workflows, underpinned by data platforms and agentic AI orchestration which not only allow customers to realize efficiency gains but also transforms industry workflows through AI.

We are also focused on using digital technology to enhance operational performance for our customers. Our software products sold directly to customers, which are agnostic to equipment provider, enable automation and autonomy to reduce costs and improve performance. We also provide digital services to enhance the equipment and service offerings in our Core Divisions. Many of these services use embedded AI to automate insights and differentiate our service delivery offering.

New Horizons of Growth

SLB recognizes that its future will keep expanding beyond oil and gas and is positioning for long term growth in markets that offer a significant opportunity to utilize SLB’s expertise and scale to drive innovation and performance. We are building a broad, diverse portfolio across new energy and industrial sectors, selected for their materiality and adjacency to our existing business and technical capabilities and our ability to offer differentiated technology.

Within those horizons of growth, we will build upon the strengths that have made possible the century of success that SLB will celebrate in 2026: our unique subsurface domain expertise, applicable beyond oil and gas; our ability to design and deploy complex processing and production systems as an original equipment manufacturer; our differentiated track record for innovation and manufacturing of industrial solutions with rapid lead times; and our ability to deploy at scale in any region of the world with local knowledge and talent.

SLB continues building businesses and forging partnerships in New Energy to harness the promise of a lower carbon future. This includes fostering industrial decarbonization, including carbon capture and sequestration (CCS) and low-carbon hydrogen for hard-to-abate industries, scaling new energy systems—particularly geothermal—as well as innovating in critical minerals.

New horizons of growth also include our fast-growing Data Center Solutions business. As AI-driven data demand continues to fuel rapid growth, this business is expected to be a material contributor to SLB’s portfolio in the future.

Sustainability

SLB’s commitment to a sustainable future is underscored by science-backed targets aligned with the Paris Agreement. In 2021, SLB became the first company in the energy services industry to commit to a 2050 net-zero greenhouse gas (“GHG”) emissions target, supported by interim milestones, inclusive of all three emission scopes. By setting targets inclusive of Scope 3 emissions (which accounted for approximately 95% of SLB's baseline)—and not just its Scope 1 and 2 footprint, SLB’s emissions reduction roadmap addresses the entire energy value chain.

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

Human Capital

As a leading global technology company that operates in more than 100 countries with a workforce of approximately 109,000 people from diverse backgrounds, cultures, and nationalities, one of SLB’s greatest strengths is the diversity of our people. We believe that our ability to attract, develop, motivate, and retain a highly competent and diverse workforce has been paramount to our success for many decades. We recognize that cultivating diversity and promoting inclusion are essential to attracting the best talent from around the world and enabling creativity and innovation to drive business success. We believe our strong culture focused on workforce diversity, inclusivity, and learning and development results in the best possible working environment for all our people.

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

SLB recognizes the importance of accessing the best available talent and sees gender diversity as a source of creativity, innovation, and competitive advantage. In this regard, a number of years ago we established goals of having women represent 25% of our salaried workforce by 2025 and 30% of our salaried workforce by 2030. Women represented approximately 26% of our salaried workforce as of December 31, 2025.

Inclusivity

We are building on our diversity to foster a strong culture of inclusion, in which each person can feel accepted, respected, and empowered to perform at their best. SLB has numerous global policies and programs to support our inclusive culture, including:

•
a culture framework that codifies SLB's history on including diverse perspectives;
•
a mobility program that enables employees to gain international exposure and experience and develop cross-cultural competencies;
•
a Code of Conduct that outlines the standards of behavior and ethics that all employees are expected to follow, and that prohibits any form of discrimination, harassment, or retaliation; and
•
employee resource groups that provide peer mentoring and management feedback.

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

Customers

SLB’s primary customers are national oil companies, large integrated oil companies, and independent operators. No single customer exceeded 10% of SLB's consolidated revenue during each of 2025, 2024, and 2023.

Governmental Regulations

SLB is subject to numerous environmental and other governmental and regulatory requirements related to its operations worldwide. For additional details see “Item 1(a). Risk Factors – Legal and Regulatory Risks,” which is incorporated by reference in this Item 1.

Corporate Information

SLB, formerly known as Schlumberger, was founded in 1926 and is the NYSE-listed parent of the SLB family of companies. SLB is incorporated under the laws of Curaçao with executive offices in Paris, Houston, and The Hague. The Company changed its brand name to SLB in 2022 and the legal name of its listed parent company in 2025.

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

Information About Our Executive Officers

The following table sets forth, as of January 23, 2026, the names and ages of SLB’s executive officers, including all offices and positions held by each executive officer during the past five years.

Section 16 Officers

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	62	Chief Executive Officer and Director, since August 2019.

Stephane Biguet	57	Executive Vice President and Chief Financial Officer, since January 2020.

Abdellah Merad	52	Executive Vice President, Core Services and Equipment, since April 2022; and Executive Vice President, Performance Management, May 2019 to March 2022.

Demosthenis Pafitis	58	Chief Technology Officer, since February 2020.

Dianne Ralston	59	Chief Legal Officer, since December 2020, and Secretary, since April 2021.

Steve Gassen	51

Executive Vice President of Geographies, since May 2025; President, Production Systems, August 2022 to May 2025; Senior Vice President, Carbon Capture, March 2022 to August 2022; Senior Vice President, Marketing, December 2021 to March 2022; and Vice President, Marketing, July 2020 to December 2021.

Agnieszka Kmieciak	52

Chief People Officer, since August 2025; Senior Vice President of People and Social Engagement, TotalEnergies, from September 2021 to March 2024; and Executive Vice President of People and Culture, TechnipFMC, from 2018 to June 2021.

Howard Guild	54	Chief Accounting Officer, since July 2005.

Other Corporate Officers

Rakesh Jaggi	56	President, Digital and Integration, since April 2023; and Senior Vice President, Sales & Commercial, May 2019 to March 2023.

Gavin Rennick	51	President, New Energy, since April 2022; and Vice President, Human Resources, February 2019 to March 2022.

Aparna Raman	51	Chief Strategy and Marketing Officer, since March 2025; and President, Reservoir Performance, from July 2020 to February 2025.

Tarek Rizk	48	Chief Performance Officer, since March 2025; and President, Middle East and North Africa, from June 2020 to February 2025.

Kevin Fyfe	52	Vice President Mergers & Acquisitions, since August 2025; Vice President and Treasurer, from July 2022 to July 2025; and Vice President and Controller, October 2017 to June 2022.

Ugo Prechner	48	Vice President and Treasurer, since August 2025; Vice President and Controller, from August 2022 to July 2025; and Well Construction Controller, July 2020 to July 2022.

Andrea Saracco	50	Vice President and Controller, since August 2025; Production Systems Controller, from August 2023 to July 2025; and Technology Controller, from June 2020 to July 2023.

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

Please carefully consider the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, other material included or incorporated by reference in this Form 10-K, and other reports and materials that we file with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could also materially adversely affect our business, reputation, financial condition, results of operations, cash flows, and prospects.

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

We are a global technology company, and our non-US operations accounted for approximately 82% of our consolidated revenue in 2025, 85% in 2024, and 84% in 2023. Geopolitical instability and unforeseen changes in any of the markets in which we operate could result in business disruptions or operational challenges that may adversely affect the demand for our products and services, or our reputation, our financial condition, and our results of operations and cash flows. These factors include, but are not limited to, the following:

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
changes to tariff policies;
•
currency exchange controls;
•
currency exchange rate fluctuations and devaluations; and
•
inflation.

As an example of a risk resulting from our global operations, in March 2022 we decided to immediately suspend new investment and technology deployment to our Russia operations. In July 2023, we announced that we were halting shipments of products into Russia from all our facilities worldwide in response to the continued expansion of international sanctions. Russia represented approximately 4% of our worldwide revenue during 2025. The carrying value of our net assets in Russia was approximately $0.7 billion as of December 31, 2025. This consisted of $0.2 billion of cash and short-term investments, $0.4 billion of receivables, $0.3 billion of fixed assets, $0.2 billion of other assets, and $0.4 billion of current liabilities.

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

We may fail to realize the anticipated benefits of the ChampionX acquisition.

The success of the ChampionX acquisition will depend on, among other things, our ability to combine our business with that of ChampionX in a manner that facilitates growth opportunities and realizes anticipated synergies. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2025, there were 21,139 stockholders of record. The principal US market for SLB’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on SLB common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2020 in SLB common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that SLB specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

SLB Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Comparison of Cumulative Five-Year Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
SLB N.V.
S&P 500 Index
Philadelphia Oil Service Index (OSX)

Share Repurchases

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. SLB cumulatively repurchased $5.9 billion of its common stock under this program as of December 31, 2025.

No shares were repurchased during the three months ended December 31, 2025.

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

SLB previously reported its results on the basis of four Divisions: Digital & Integration, Reservoir Performance, Well Construction, and Production Systems. Commencing the third quarter of 2025, SLB's Digital business is reported as a separate Division. Additionally, SLB's Asset Performance Solutions ("APS"), Data Center Solutions, and SLB Capturi businesses are now reported in the All Other category. The acquired ChampionX businesses are predominantly reported in SLB's Production Systems Division, with the exception of its digital business, which is reported in SLB's Digital Division. Prior periods have been recast to conform to the current presentation.

2025 Executive Overview

Although 2025 presented a challenging backdrop for the industry—with lower commodity prices, geopolitical uncertainty and an oversupplied oil market—we continued to build resilience across our portfolio by accelerating our strategy. We completed the acquisition of ChampionX during the third quarter in an all-stock transaction valued at $4.9 billion. The combined portfolio, technology capabilities and digital leadership positions SLB to create value for its customers and stakeholders by increasing its exposure to the growing production and recovery market while delivering best-in-class workflow integration across production chemicals and artificial lift. In addition to growing our emphasis on production and recovery, we also increased deployment of AI solutions and the rapid expansion of our Data Center Solutions business.

Amidst lower upstream spending, global revenue of $35.7 billion declined 2% year on year, while we generated $6.5 billion of cash flow from operations and $4.1 billion of free cash flow, enabling us to return $4.0 billion to shareholders.

Excluding the $1.5 billion of revenue from the acquisition of ChampionX, revenue declined 6% year on year as growth in our Digital and Data Center Solutions businesses were more than offset by declines in Saudi Arabia, Mexico and offshore Sub-Saharan Africa.

International revenue declined 5% year on year due to the lower activity in Saudi Arabia, Mexico and Sub-Saharan Africa while North America revenue grew 12% driven by the ChampionX acquisition. Excluding the impact of this transaction, North American revenue declined 2% despite a 5% drop in upstream spending, supported by growth in Data Center Solutions which grew 121% year on year. This business is expanding rapidly as we strengthen strategic partnerships with hyperscalers to leverage our modular data center manufacturing capabilities.

Digital revenue increased 9% on a full-year basis driven by significant uptake in Digital Operations as well as steady growth in Platforms & Applications as customers continued to invest in automated solutions to improve performance and efficiency.

SLB concluded the year with a very strong fourth quarter driven by Production Systems, Digital and Reservoir Performance. Notably, fourth quarter revenue increased sequentially across each of our four geographies for the first time since the second quarter of 2024, reflecting stabilized global upstream activity. We experienced sequential organic revenue growth both in North America and in the international markets, driven by higher offshore activity and strong year-end product and digital sales in Latin America, the Middle East and Asia, across Sub-Saharan Africa and in North America Offshore.

As we move into 2026, we believe the headwinds we experienced in key regions in 2025 are behind us. In particular, we expect rig activity in the Middle East, to increase compared to today’s level, and our footprint in the region puts us in a strong position to benefit from this recovery.

As economics remain challenged, production and recovery activity is becoming a strategic priority for our customers to unlock incremental barrels at the lowest cost. This is translating into higher demand particularly for intervention services, artificial lift, production chemicals and SLB OneSubsea.

We expect that Data Center Solutions will be our fastest growing business for years to come, and Digital will continue to grow at highly accretive margins. Both present differentiated growth opportunities for SLB in 2026 and beyond.

SLB has consistently proven that the unique strengths of our portfolio enable us to create differentiated value and generate significant cash flows in varied market conditions.

As we move through the year, we anticipate that activity will gradually improve in the key markets where we operate, giving us the confidence that we will generate strong cash flows, once again, in 2026.

Aligned with our clear priority to create value for investors, we are committed to returning more than $4 billion to shareholders in 2026 through dividends and share repurchases.

Fourth Quarter 2025 Results

		(Stated in millions)

	Fourth Quarter 2025		Third Quarter 2025
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital	$825	$280	$658	$187
Reservoir Performance	1,748	342	1,682	312
Well Construction	2,949	550	2,967	558
Production Systems	4,078	664	3,474	559
All Other	445	85	397	96
Eliminations & other	(300)	(114)	(250)	(86)
Corporate & other (1)		(208)		(203)
Interest income (2)		31		37
Interest expense (3)		(126)		(142)
Charges & credits (4)		(561)		(318)
	$9,745	$943	$8,928	$1,000

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives, and other nonoperating items.
(2)
Excludes interest income included in the segments’ income (fourth quarter 2025: $- million; third quarter 2025: $- million).
(3)
Excludes interest expense included in the segments’ income (fourth quarter 2025: $- million; third quarter 2025: $- million).
(4)
Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $9.7 billion increased 9% sequentially with international revenue increasing 8% and North America revenue increasing 15%. These results reflect a full quarter of activity from the acquired ChampionX businesses which contributed $879 million of revenue, consisting of $583 million in North America and $266 million in the international markets. Third-quarter 2025 revenue reflected two months of activity from ChampionX, which contributed revenue of $579 million, consisting of $387 million in North America and $171 million in the international markets.

Excluding the impact of the acquisition, international fourth-quarter 2025 revenue increased 7% and North America fourth-quarter 2025 revenue increased 6% sequentially. Fourth quarter revenue increased sequentially across all the four geographic areas for the first time since the second quarter of 2024 as global upstream markets have stabilized. The organic sequential revenue growth both in the international markets and North America was driven by higher offshore activity and strong year-end product and digital sales, most notably in Latin America, the Middle East and Asia, across Sub-Saharan Africa and Gulf of America.

Digital

Digital revenue reached $825 million, up 25% sequentially, driven by a $104 million increase in Digital Exploration as a result of year-end sales in the Gulf of America, Brazil and Angola, as well as robust increases in Digital Operations and Platforms & Applications.

Digital pretax operating margin expanded 557 basis points sequentially to 34%, reflecting improved profitability from strong Digital Exploration activity, robust growth in Digital Operations, and higher Platforms & Applications revenue.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion increased 4% sequentially, primarily driven by higher stimulation activity in the Middle East & Asia and higher intervention activity in Europe & Africa.

Reservoir Performance pretax operating margin of 20% increased 105 basis points sequentially, reflecting improved profitability in evaluation and intervention services due to the higher uptake of premium technologies.

Well Construction

Well Construction revenue of $2.9 billion decreased 1% sequentially as higher offshore drilling activity in North America and Europe & Africa was more than offset by declines in certain land markets.

Well Construction pretax operating margin of 19% was essentially flat sequentially.

Production Systems

Production Systems revenue of $4.1 billion increased 17% sequentially, reflecting a full quarter of activity from the acquired ChampionX production chemicals and artificial lift businesses. Excluding the impact of the acquisition, Production Systems revenue increased 11% sequentially driven by strong sales of completions, artificial lift, and production chemicals.

Production Systems pretax operating margin of 16% increased 20 basis points sequentially mainly driven by stronger profitability in completions and production chemicals.

All Other

Revenue of $445 million increased $48 million sequentially largely due to higher APS revenue in Ecuador as a result of the resumption of production following the pipeline disruption during the third quarter.

Pretax operating income declined $11 million sequentially as improved profitability from the higher revenue in APS in Ecuador was more than offset by a significant loss on one particular project in SLB Capturi.

Full-Year 2025 Results

		(Stated in millions)

	2025		2024
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital	$2,660	$745	$2,439	$612
Reservoir Performance	6,820	1,250	7,177	1,452
Well Construction	11,856	2,248	13,357	2,826
Production Systems	13,325	2,184	11,935	1,900
All Other	1,987	498	2,117	775
Eliminations & other	(940)	(351)	(736)	(244)
Corporate & other (1)		(759)		(744)
Interest income (2)		134		134
Interest expense (3)		(551)		(498)
Charges & credits (4)		(1,107)		(541)
	$35,708	$4,291	$36,289	$5,672

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives, and other nonoperating items.
(2)
Excludes interest income included in the segments’ income (2025: $2 million; 2024: $40 million).
(3)
Excludes interest expense included in the segments’ income (2025: $7 million; 2024: $14 million).
(4)
Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2025 revenue of $35.7 billion decreased 2%, or $580 million year on year. Excluding the $1.5 billion of revenue from the acquired ChampionX businesses, revenue declined 6% year on year as growth in the Digital and Data Center Solutions businesses were more than offset by activity reductions in Saudi Arabia, Mexico and offshore Sub-Saharan Africa.

International revenue declined 5% year on year due to the lower activity in Saudi Arabia, Mexico and Sub-Saharan Africa. North America revenue grew 12% year on year primarily driven by the acquisition of ChampionX. Excluding the impact of this transaction, North America revenue declined 2% despite a 5% drop in upstream spending supported by growth in Data Center Solutions, which grew 121% year on year.

Digital

Digital revenue of $2.7 billion grew 9% year on year due to strong growth from both Digital Operations and Platforms & Applications. The acquisition of ChampionX also accounted for $48 million of the increase.

Digital pretax operating margin of 28% expanded 291 bps year on year primarily driven by the higher revenue and efficiency gains.

Reservoir Performance

Reservoir Performance revenue of $6.8 billion decreased 5% year on year primarily due to a slowdown in evaluation and stimulation activity in the international markets.

Reservoir Performance pretax operating margin of 18% contracted 191 bps year on year due to the lower evaluation and stimulation activity.

Well Construction

Well Construction revenue of $11.9 billion decreased 11% year on year driven by a broad reduction in drilling activity both internationally, mainly in Mexico, Saudi Arabia, and offshore Africa, and in North America.

Well Construction pretax operating margin of 19% declined 220 bps year on year driven by the widespread activity reductions.

Production Systems

Production Systems revenue of $13.3 billion increased 12% year on year reflecting five months of activity from the acquired ChampionX production chemicals and artificial lift businesses, which contributed $1.45 billion of revenue. Excluding the impact of this acquisition, Production Systems revenue was essentially flat year on year.

Production Systems pretax operating margin of 16% was essentially flat year on year.

All Other

Revenue of $2.0 billion decreased 6% year on year largely due to the absence of approximately $290 million of revenue following the divestiture of SLB’s interest in the Palliser APS project in Canada at the end of the second quarter of 2025 and the loss of approximately $100 million of APS revenue due to production interruption arising from a pipeline disruption in Ecuador during the third quarter of 2025. These decreases were partially offset by a $251 million, or 121%, increase in Data Center Solutions revenue.

Pretax operating income decreased $277 million year on year primarily due to the effects of the divestiture of the Palliser asset, the pipeline disruption in Ecuador and a significant loss on one particular project in SLB Capturi.

Full-Year 2024 Results

		(Stated in millions)

	2024		2023
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital	$2,439	$612	$2,034	$366
Reservoir Performance	7,177	1,452	6,561	1,263
Well Construction	13,357	2,826	13,478	2,932
Production Systems	11,935	1,900	9,831	1,245
All Other	2,117	775	1,844	892
Eliminations & other	(736)	(244)	(613)	(175)
Corporate & other (1)		(744)		(729)
Interest income (2)		134		87
Interest expense (3)		(498)		(489)
Charges & credits (4)		(541)		(110)
	$36,289	$5,672	$33,135	$5,282

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

2024 was a strong year for SLB as it successfully navigated evolving market conditions as full year revenue of $36.3 billion increased 10% year on year. Approximately 46% of this increase came from the acquisition of the Aker Solutions subsea business (“Aker”) in the fourth quarter of 2023.

Full-year results were highlighted by 12% international revenue growth. This performance was led by the Middle East & Asia and Europe & Africa, which grew 18% and 13%, respectively. The Middle East & Asia achieved record revenues, while growth in Europe & Africa was bolstered by the acquisition of the Aker subsea business. Excluding this acquired business, international revenue increased 7% year over year, outperforming the rate of upstream investment and rig activity over the same period. North America revenue decreased 1% due to lower drilling in US land.

SLB’s Core divisions — Reservoir Performance, Well Construction and Production Systems — delivered 9% revenue growth compared to the prior year, led by 21% growth in Production Systems, largely due to the subsea acquisition. Production Systems grew 9% organically due to double-digit increases in surface systems, completions and artificial lift. Reservoir Performance also delivered 9% growth, underpinned by strong stimulation and intervention activity in the production space.

Digital revenue, which reached $2.44 billion for the year, increased 20% year on year. Accelerated adoption of digital technologies marked a milestone year, highlighted by strategic collaborations with cross-industry leaders, the launch of the Lumi™ data and AI platform, new Performance Live™ centers to enable remote operations, and the achievement of fully autonomous drilling operations.

Digital

Digital revenue of $2.4 billion increased 20% year on year driven by the accelerated adoption of digital technologies and higher sales of exploration data.

Digital & Integration pretax operating margin of 25% increased 710 bps year on year primarily as a result of the revenue growth.

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

Production Systems

Production Systems revenue of $11.9 billion increased 21% year on year mainly due to the acquisition of the Aker subsea business. Excluding the effects of the Aker subsea acquisition, revenue grew by 9% year on year driven by strong international sales across the portfolio.

Production Systems pretax operating margin of 16% expanded 325 bps year on year driven by a favorable activity mix, execution efficiency, and conversion of improved-price backlog.

All Other

Revenue of $2.1 billion increased 15% year on year with approximately 75% of the increase attributable to the Data Center Solutions business. APS revenue was essentially flat. The remaining increase was driven by the SLB Capturi joint venture which was formed in the second quarter of 2024.

Pretax operating income decreased $117 million year on year primarily due to the effects of high APS amortization expense and lower gas prices.

Interest & Other Income

Interest & other income consisted of the following:

	(Stated in millions)

	2025	2024	2023
Earnings of equity method investments	$196	$182	$206
Gain on sale of Palliser APS project *	149	-	-
Interest income	136	174	100
Gain on sale of investment *	-	24	-
Gain on sale of Liberty shares	-	-	36
	$481	$380	$342

* See Note 3 to the Consolidated Financial Statements.

Interest income decreased $39 million in 2025 as compared to 2024 primarily due to lower average cash and short-term investment balances and increased $74 million in 2024 as compared to 2023 primarily due to higher average cash and short-term investment balances.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2025	2024	2023
Research & engineering	2.0%	2.1%	2.1%
General & administrative	1.0%	1.1%	1.1%

Charges and Credits

SLB recorded charges and credits during 2025, 2024 and 2023. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2025 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interest	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Other merger and integration	49	1	4	44
Second quarter:
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Other merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
Third quarter:
Amortization of inventory purchase accounting adjustment	66	15	-	51
Acquisition-related professional fees	61	-	-	61
Workforce reductions	57	4	-	53
Acquisition-related employee benefits	54	2	-	52
Impairment of equity-method investment	52	4	-	48
Other merger and integration	28	2	4	22
Fourth quarter:
Goodwill impairment	210	-	41	169
Workforce reductions	126	14	3	109
Amortization of inventory purchase accounting adjustment	100	23	-	77
Other merger and integration	125	21	12	92
Reversal of valuation allowance relating to deferred tax assets	-	92	-	(92)
	$1,107	$203	$68	$836

The following is a summary of the 2024 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interest	Net
First quarter:
Amortization of inventory purchase accounting adjustment	$14	$4	$3	$7
Merger and integration	11	2	2	7
Second quarter:
Workforce reductions	111	17	-	94
Merger and integration	16	1	5	10
Amortization of inventory purchase accounting adjustment	15	4	3	8
Third quarter				-
Workforce reductions	65	10	-	55
Merger and integration	33	6	4	23
Amortization of inventory purchase accounting adjustment	14	4	3	7
Fourth quarter				-
Asset impairments	162	23	-	139
Merger and integration	63	6	7	50
Workforce reductions	61	10	-	51
Gain on sale of investment	(24)	-	-	(24)
	$541	$87	$27	$427

The following is a summary of the 2023 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interests	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$-	$(28)
Fourth quarter:
Currency devaluation loss in Argentina	90	-	-	90
Merger and integration	45	5	6	34
Amortization of inventory purchase accounting adjustment	11	3	2	6
	$110	$-	$8	$102

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Dec. 31,	Dec. 31,	Dec. 31,
Components of Liquidity:	2025	2024	2023
Cash	$3,036	$3,544	$2,900
Short-term investments	1,176	1,125	1,089
Short-term borrowings and current portion of long-term debt	(1,894)	(1,051)	(1,123)
Long-term debt	(9,742)	(11,023)	(10,842)
Net debt (1)	$(7,424)	$(7,405)	$(7,976)

Changes in Liquidity:	2025	2024	2023
Net income	$3,451	$4,579	$4,275
Depreciation and amortization (2)	2,643	2,519	2,312
Impairments	331	162	-
Amortization of inventory purchase accounting adjustment	166	43	11
Gains on sales of investments	-	(24)	(36)
Gain on sale of Palliser APS project	(149)	-	-
Stock-based compensation expense	332	316	293
Deferred taxes	(279)	(41)	28
Earnings of equity method investments, less dividends received	(59)	(18)	(132)
Increase in working capital	(60)	(1,020)	(159)
US federal tax refund	-	-	85
Other	113	86	(40)
Cash flow from operations	6,489	6,602	6,637
Capital expenditures	(1,694)	(1,931)	(1,939)
APS investments	(428)	(483)	(507)
Exploration data capitalized	(252)	(198)	(153)
Free cash flow (3)	4,115	3,990	4,038
Dividends paid	(1,602)	(1,533)	(1,317)
Stock repurchase program	(2,414)	(1,737)	(694)
Proceeds from employee stock purchase plan and exercise of stock options	229	248	281
Net debt assumed in connection with ChampionX acquisition	(133)	-	-
Proceeds from sale of Palliser APS project	338	-	-
Proceeds from sale of ChampionX Drilling Technologies business	286	-	-
Other business acquisitions and investments, net of cash acquired plus debt assumed	(187)	(553)	(330)
Proceeds from sale of Liberty shares	-	-	137
Purchases of Blue Chip Swap securities	(224)	(207)	(185)
Proceeds from sales of Blue Chip Swap securities	194	152	97
Taxes paid on net-settled stock-based compensation awards	(61)	(90)	(169)
Other	(51)	53	(195)
Change in net debt before impact of changes in foreign exchange rates	490	323	1,663
Impact of changes in foreign exchange rates	(509)	248	(307)
Decrease in Net Debt	(19)	571	1,356
Net Debt, Beginning of period	(7,405)	(7,976)	(9,332)
Net Debt, End of period	$(7,424)	$(7,405)	$(7,976)

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

Key liquidity events during 2025, 2024 and 2023 included:

•
In January 2026, SLB announced a 3.5% increase to its quarterly cash dividend from $0.285 per share of outstanding common stock to $0.295 per share, beginning with the dividend payable in April 2026. In January 2025, SLB announced a 3.6% increase to its quarterly cash dividend from $0.275 per share of outstanding common stock to $0.285 per share, beginning with the dividend payable in April 2025. In January 2024, SLB announced a 10% increase to its quarterly cash dividend from $0.25 per share of outstanding common stock to $0.275 per share, beginning with the dividend paid in April 2024. Dividends paid during 2025, 2024 and 2023 were $1.6 billion, $1.5 billion and $1.3 billion, respectively.
•
Capital investments (consisting of capital expenditures, APS investments, and exploration data capitalized) were $2.4 billion in 2025, and $2.6 billion in both 2024 and 2023. Capital investments during 2026 are expected to be approximately $2.5 billion.
•
During the fourth quarter of 2025, SLB repaid its $0.5 billion 4.00% Senior Notes due 2025.
•
During the third quarter of 2025, SLB repaid its $0.5 billion 1.40% Senior Notes due 2025.

•
During the third quarter of 2025, SLB fully repaid all the $0.6 billion of debt assumed in connection with the acquisition of ChampionX.
•
During the third quarter of 2025 and concurrent with the close of the ChampionX acquisition, the ChampionX Drilling Technologies business was disposed of and SLB received $286 million of proceeds.
•
As of December 31, 2025, SLB cumulatively repurchased $5.9 billion of its common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2025	$2,414	60.0	$40.23
2024	$1,737	38.4	$45.29
2023	$694	13.3	$52.05

•
During the second quarter of 2025, SLB completed the sale of its interest in the Palliser APS project in Canada in exchange for net cash proceeds of $338 million. SLB recorded revenue of approximately $0.2 billion relating to this project during the six months ended June 30, 2025 and approximately $0.5 billion during 2024.
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

As of December 31, 2025, SLB had $4.2 billion of cash and short-term investments and committed credit facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond.

The following table reflects the carrying amounts of SLB’s debt at December 31, 2025 by year of maturity:

									(Stated in millions)

									After
	2026	2027	2028	2029	2030	2031	2032	2033	2033	Total
Fixed rate debt
1.375% Guaranteed Notes	$1,177									1,177
1.00% Guaranteed Notes	707									707
0.25% Notes		$1,059								1,059
5.00% Senior Notes		497								497
3.90% Senior Notes			$1,484							1,484
4.50% Senior Notes			497							497
4.30% Senior Notes				$848						848
5.00% Senior Notes				494						494
2.65% Senior Notes					$1,247					1,247
0.50% Notes						$1,058				1,058
2.00% Guaranteed Notes							$1,172			1,172
4.85% Senior Notes								$495		495
5.00% Senior Notes									$487	487
7.00% Notes									195	195
5.95% Notes									111	111
5.13% Notes									98	98
Total fixed rate debt	$1,884	$1,556	$1,981	$1,342	$1,247	$1,058	$1,172	$495	$891	$11,626
Variable rate debt	10	-	-	-	-	-	-	-	-	10
Total	$1,894	$1,556	$1,981	$1,342	$1,247	$1,058	$1,172	$495	$891	$11,636

Interest payments on fixed rate debt obligations by year are as follows:

(Stated in millions)

2026	$387
2027	341
2028	262
2029	204
2030	153
Thereafter	430
$1,777

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

As a large multinational company with a long history of operating in a cyclical industry, SLB has extensive experience in working with its customers during difficult times to manage its accounts receivable. During weak economic environments or when there is an extended period of weakness in oil and gas prices, SLB typically experiences delays in the payment of its receivables. However, SLB has not historically had material write-offs due to uncollectible accounts receivables in its recent past. SLB has a global footprint in more than 100 countries. As of December 31, 2025, three of those countries individually accounted for greater than 5% of SLB’s net accounts receivable balance, of which only one (the United States) accounted for greater than 10% of such receivables.

As of December 31, 2025, the United States represented 13% of SLB’s net accounts receivable balance. As of December 31, 2025, Mexico represented approximately 6% of SLB's net accounts receivable balance. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

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

SLB has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to perform the quantitative goodwill impairment test.

SLB elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test for each of its Digital, Reservoir Performance, Well Construction and Production Systems reporting units in 2025. Based on this assessment, SLB concluded it was more likely than not that the fair value of each of its reporting units was significantly greater than its carrying amount. Accordingly, no further testing was required.

SLB performed a quantitative goodwill impairment test for SLB Capturi, its remaining reporting unit, using the income approach to estimate its fair value. Based on the results of this test, SLB recorded a $210 million goodwill impairment charge during 2025 relating to this reporting unit.

The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using SLB’s estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The more significant assumptions inherent in the income approach include the estimated future net annual cash flows for the reporting unit and the discount rate. SLB selected the assumptions used in the discounted cash flow projections using current and anticipated market conditions and estimated growth rates. SLB’s estimates are based upon assumptions believed to be reasonable.

The discount rate utilized to value the reporting unit was 14.75%. Assuming all other assumptions and inputs used in the discounted cash flow analysis were held constant, a 50-basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $32 million. Conversely, assuming all other assumptions and inputs used in the respective discounted cash flow analysis were held constant, a 50-basis point decrease in the discount rate assumption would have decreased the goodwill impairment charge by approximately $36 million.

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

Revenue Recognition for Certain Long-term Construction-type Contracts

SLB recognizes revenue for certain long-term construction-type contracts over time. These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications. Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs. Approximately 11% of SLB’s revenue in 2025, 9% in 2024, and 6% in 2023, was recognized under this method.

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

The discount rate that SLB uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by SLB for its various pension and postretirement benefit plans:

•
The discount rate utilized to determine the liability for SLB’s United States pension plans and postretirement medical plan was 5.55% at December 31, 2025 and 5.70% at December 31, 2024.
•
The weighted-average discount rate utilized to determine the liability for SLB’s international pension plans was 5.56% at December 31, 2025 and 5.67% at December 31, 2024.
•
The discount rate utilized to determine expense for SLB’s United States pension plans and postretirement medical plan was 5.70% in 2025 and 5.25% in 2024.
•
The weighted-average discount rate utilized to determine expense for SLB’s international pension plans was 5.67% in 2025 and 5.14% in 2024.

The expected rate of return for SLB’s retirement benefit plans represents the long-term average rate of return expected to be earned on plan assets based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rate of return. The average expected rate of return on plan assets for the United States pension plans was 6.30% in 2025 and 6.00% in 2024. The weighted average expected rate of return on plan assets for the international pension plans was 6.57% in 2025 and 5.91% in 2024. A higher expected rate of return decreases pension expense.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States and international pension plans:

(Stated in millions)

		Effect on
	Effect on 2025	Dec. 31, 2025
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	+$8	+$333
25 basis point increase in discount rate	-$9	-$317
25 basis point decrease in expected return on plan assets	+$28	-
25 basis point increase in expected return on plan assets	-$28	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States postretirement medical plan:

(Stated in millions)

Effect on
	Effect on 2025	Dec. 31, 2025
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	+$2	+$22
25 basis point increase in discount rate	-$2	-$21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

SLB is subject to market risks primarily associated with changes in foreign currency exchange rates.

SLB’s functional currency is primarily the US dollar. Approximately 70% of SLB’s revenue in 2025 was denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2025 market rates would decrease the unrealized value of SLB’s forward contracts by $154 million. Conversely, a 10% depreciation in the US dollar from the December 31, 2025 market rates would increase the unrealized value of SLB’s forward contracts by $166 million. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2025, forward contracts for the US dollar equivalent of $10.8 billion in various foreign currencies were outstanding, of which $4.5 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Forward-Looking Statements

This Form 10-K, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); the benefits of the ChampionX acquisition, including the ability of SLB to integrate the ChampionX business successfully and to achieve anticipated synergies and value creation from the acquisition; oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of ongoing or escalating conflicts on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-K are made as of January 23, 2026, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

Item 8. Financial Statements and Supplementary Data.

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2025	2024	2023
Revenue
Services	$21,200	$23,297	$22,439
Product sales	14,508	12,992	10,696
Total Revenue	35,708	36,289	33,135
Interest & other income	481	380	342
Expenses
Cost of services	16,764	17,847	17,231
Cost of sales	12,437	10,982	9,341
Research & engineering	709	749	711
General & administrative	340	385	364
Restructuring & other	457	237	-
Impairments	331	162	-
Merger & integration	302	123	45
Interest	558	512	503
Income before taxes	4,291	5,672	5,282
Tax expense	840	1,093	1,007
Net income	3,451	4,579	4,275
Net income attributable to noncontrolling interests	77	118	72
Net income attributable to SLB	$3,374	$4,461	$4,203

Basic earnings per share of SLB	$2.38	$3.14	$2.95

Diluted earnings per share of SLB	$2.35	$3.11	$2.91

Average shares outstanding:
Basic	1,421	1,421	1,425
Assuming dilution	1,437	1,436	1,443

See the Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2025	2024	2023
Net income	$3,451	$4,579	$4,275
Currency translation adjustments:
Net change arising during the period	299	(138)	(113)
Cash flow hedges:
Net (loss) gain on cash flow hedges	(15)	8	177
Reclassification to net income of net realized loss	(74)	(4)	(19)
Pension and other postretirement benefit plans:
Actuarial loss arising during the period	(28)	(582)	(437)
Amortization to net income of net actuarial losses	34	(3)	(12)
Amortization to net income of net prior service credit	(13)	(23)	(23)
Income taxes on pension and other postretirement benefit plans	(1)	42	58
Other	12	4	(30)
Comprehensive income	3,665	3,883	3,876
Comprehensive income attributable to noncontrolling interests	77	118	72
Comprehensive income attributable to SLB	$3,588	$3,765	$3,804

See the Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2025	2024
ASSETS
Current Assets
Cash	$3,036	$3,544
Short-term investments	1,176	1,125
Receivables less allowance for doubtful accounts (2025 - $335; 2024 - $325)	8,689	8,011
Inventories	5,032	4,375
Other current assets	1,580	1,515
	19,513	18,570
Investments in Affiliated Companies	1,783	1,635
Fixed Assets less accumulated depreciation	7,894	7,359
Goodwill	16,794	14,593
Intangible Assets	4,988	3,012
Other Assets	3,896	3,766
	$54,868	$48,935
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	11,490	10,375
Estimated liability for taxes on income	894	982
Short-term borrowings and current portion of long-term debt	1,894	1,051
Dividends payable	443	403
	14,721	12,811
Long-term Debt	9,742	11,023
Postretirement Benefits	479	512
Deferred Taxes	644	67
Other Liabilities	1,991	2,172
	27,577	26,585
Equity
Common stock	16,354	11,458
Treasury stock	(3,576)	(1,773)
Retained earnings	18,067	16,395
Accumulated other comprehensive loss	(4,736)	(4,950)
SLB stockholders' equity	26,109	21,130
Noncontrolling interests	1,182	1,220
	27,291	22,350
	$54,868	$48,935

See the Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$3,451	$4,579	$4,275
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	2,643	2,519	2,312
Impairments	331	162	-
Amortization of inventory purchase accounting adjustment	166	43	11
Gains on sales of investments	-	(24)	(36)
Gain on sale of APS project	(149)	-	-
Deferred taxes	(279)	(41)	28
Stock-based compensation expense	332	316	293
Earnings of equity method investments, less dividends received	(59)	(18)	(132)
Change in assets and liabilities: (2)
Increase in receivables	(75)	(236)	(659)
Increase in inventories	(72)	(101)	(254)
Decrease in other current assets	10	3	121
Decrease (increase) in other assets	(22)	13	(10)
Increase (decrease) in accounts payable and accrued liabilities	218	(635)	780
Decrease in estimated liability for taxes on income	(141)	(51)	(62)
Increase (decrease) in other liabilities	38	34	(76)
Other	97	39	46
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,489	6,602	6,637
Cash flows from investing activities:
Capital expenditures	(1,694)	(1,931)	(1,939)
APS investments	(428)	(483)	(507)
Exploration data capitalized	(252)	(198)	(153)
Cash acquired in ChampionX Corporation acquisition	479	-	-
Proceeds from sale of APS project	338	-	-
Proceeds from sale of ChampionX Drilling Technologies business	286	-	-
Other business acquisitions and investments, net of cash acquired	(187)	(553)	(242)
(Purchase) sale of short-term investments, net	(33)	(32)	117
Purchases of Blue Chip Swap securities	(224)	(207)	(185)
Proceeds from sales of Blue Chip Swap securities	194	152	97
Proceeds from sale of Liberty shares	-	-	137
Other	109	107	(108)
NET CASH USED IN INVESTING ACTIVITIES	(1,412)	(3,145)	(2,783)
Cash flows from financing activities:
Dividends paid	(1,602)	(1,533)	(1,317)
Stock repurchase program	(2,414)	(1,737)	(694)
Proceeds from employee stock purchase plan	222	219	191
Proceeds from exercise of stock options	7	29	90
Taxes paid on net-settled stock-based compensation awards	(61)	(90)	(169)
Proceeds from issuance of long-term debt	-	1,475	994
Repayment of long-term debt	(1,597)	(955)	(1,578)
Net (decrease) increase in short-term borrowings	(19)	(115)	2
Other	(178)	(65)	(31)
NET CASH USED IN FINANCING ACTIVITIES	(5,642)	(2,772)	(2,512)
Net (decrease) increase in cash before translation effect	(565)	685	1,342
Impact of changes in exchange rates on cash	57	(41)	(97)
Cash, beginning of period	3,544	2,900	1,655
Cash, end of period	$3,036	$3,544	$2,900

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs and APS investments.
(2)
Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			4,203		72	4,275
Currency translation adjustments				(113)		(113)
Changes in fair value of cash flow hedges				158		158
Pension and other postretirement benefit plans				(414)		(414)
Vesting of restricted stock, net of taxes withheld	(702)	533				(169)
Employee stock purchase plan	(162)	353				191
Stock repurchase program		(694)				(694)
Stock-based compensation expense	293					293
Shares sold to optionees, less shares exchanged	(53)	143				90
Dividends declared ($1.00 per share)			(1,425)			(1,425)
Acquisition of Aker Subsea	413				841	1,254
Other	(2)	3		(30)	(47)	(76)
Balance, December 31, 2023	11,624	(678)	13,497	(4,254)	1,170	21,359
Net income			4,461		118	4,579
Currency translation adjustments				(138)		(138)
Changes in fair value of cash flow hedges				4		4
Pension and other postretirement benefit plans				(566)		(566)
Vesting of restricted stock, net of taxes withheld	(407)	317				(90)
Employee stock purchase plan	(65)	284				219
Stock repurchase program		(1,737)				(1,737)
Stock-based compensation expense	316					316
Shares sold to optionees, less shares exchanged	(10)	39				29
Dividends declared ($1.10 per share)			(1,563)			(1,563)
Other		2		4	(68)	(62)
Balance, December 31, 2024	11,458	(1,773)	16,395	(4,950)	1,220	22,350
Net income			3,374		77	3,451
Currency translation adjustments				299		299
Changes in fair value of cash flow hedges				(89)		(89)
Pension and other postretirement benefit plans				(8)		(8)
Vesting of restricted stock, net of taxes withheld	(294)	233				(61)
Employee stock purchase plan	(99)	321				222
Stock repurchase program		(2,414)				(2,414)
Stock-based compensation expense	332					332
Shares sold to optionees, less shares exchanged	(42)	49				7
Dividends declared ($1.14 per share)			(1,625)			(1,625)
Dividends paid to noncontrolling interest					(207)	(207)
Acquisition of ChampionX Corporation	5,005			(2)	19	5,022
Other	(6)	8	(77)	14	73	12
Balance, December 31, 2025	$16,354	$(3,576)	$18,067	$(4,736)	$1,182	$27,291

See the Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2023	1,434	(14)	1,420
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	8	8
Shares sold to optionees, less shares exchanged	-	2	2
Stock repurchase program	-	(13)	(13)
Acquisition of Aker Subsea	5	-	5
Balance, December 31, 2023	1,439	(12)	1,427
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	6	6
Shares sold to optionees, less shares exchanged	-	1	1
Stock repurchase program	-	(38)	(38)
Balance, December 31, 2024	1,439	(38)	1,401
Vesting of restricted stock, net of taxes withheld	-	5	5
Share issued under employee stock purchase plan	-	7	7
Shares sold to optionees, less shares exchanged	-	1	1
Stock repurchase program	-	(60)	(60)
Acquisition of ChampionX Corporation	141	-	141
Balance, December 31, 2025	1,580	(85)	1,495

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Business Description

SLB Limited (SLB N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “SLB”) form a global technology company that drives energy innovation for a balanced planet. With a global footprint in more than 100 countries and employees representing almost twice as many nationalities, SLB works each day on innovating energy technology, delivering digital at scale, decarbonizing industries, and developing and scaling new energy systems that accelerate the energy transition.

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

Total backlog was $5.6 billion at December 31, 2025, of which approximately 65% is expected to be recognized as revenue during 2026.

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

As a large multinational company, SLB’s accounts receivable are spread over many countries and customers. The United States represented 13% of SLB’s net accounts receivable balance at December 31, 2025. No other country accounted for greater than 10% of SLB’s accounts receivable balance. SLB maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. If the financial condition of SLB’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings per share of SLB:

(Stated in millions, except per share amounts)

	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
2025:
Basic	$3,374	1,421	$2.38
Dilutive impact of stock options and restricted stock	-	16
Diluted	$3,374	1,437	$2.35
2024:
Basic	$4,461	1,421	$3.14
Dilutive impact of stock options and restricted stock	-	15
Diluted	$4,461	1,436	$3.11
2023:
Basic	$4,203	1,425	$2.95
Dilutive impact of stock options and restricted stock	-	18
Diluted	$4,203	1,443	$2.91

The number of outstanding employee stock options to purchase shares of SLB common stock that were not included in the computation of diluted earnings per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2025	2024	2023
Employee stock options	17	16	21

3. Charges and Credits

2025

SLB recorded the following charges and credits during 2025:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interest	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Other merger and integration	49	1	4	44
Second quarter:
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Other merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
Third quarter:
Amortization of inventory purchase accounting adjustment	66	15	-	51
Acquisition-related professional fees	61	-	-	61
Workforce reductions	57	4	-	53
Acquisition-related employee benefits	54	2	-	52
Impairment of equity-method investment	52	4	-	48
Other merger and integration	28	2	4	22
Fourth quarter:
Goodwill impairment	210	-	41	169
Workforce reductions	126	14	3	109
Amortization of inventory purchase accounting adjustment	100	23	-	77
Other merger and integration	125	21	12	92
Reversal of valuation allowance relating to deferred tax assets	-	92	-	(92)
	$1,107	$203	$68	$836

•
In connection with the July 2025 acquisition of ChampionX Corporation (“ChampionX”) (see Note 6 – Acquisitions), SLB recorded $367 million of merger and integration charges during 2025. These charges consisted of $166 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value; $80 million of transaction costs, including advisory and legal fees; $59 million relating to employee benefits for change-in-control arrangements, accelerated stock-based compensation and retention; and $62 million of other merger and integration cost. $201 million of these costs are classified in Merger & integration with the remaining $166 million classified in Cost of sales in the Consolidated Statement of Income.
•
In connection with the October 2023 acquisition of the Aker Solutions (“Aker”) subsea business (see Note 6 – Acquisitions), SLB recorded $101 million of charges during 2025, consisting primarily of costs associated with information technology, and severance costs associated with the integration. These costs are classified in Merger & integration in the Consolidated Statement of Income.
•
SLB recorded $407 million of charges relating to workforce reductions to align its resources with activity levels and to realign and optimize its support and service delivery structure. These charges are classified in Restructuring & other in the Consolidated Statement of Income.
•
SLB recorded a $121 million of impairment charges relating to an equity method investment that was determined to be other-than-temporarily impaired. These charges are classified in Impairments in the Consolidated Statement of Income.
•
During the second quarter of 2025, SLB completed the sale of its interest in the Palliser APS project in Canada in exchange for net cash proceeds of $338 million. SLB recorded a gain of $149 million as a result of this transaction. This gain is classified in Interest & other income in the Consolidated Statement of Income.
•
During the fourth quarter of 2025, SLB recorded $50 million of other restructuring charges primarily relating to the closure of certain facilities and certain activities. These charges are classified in Restructuring & other in the Consolidated Statement of Income.
•
SLB recorded a $210 million goodwill impairment charge relating to its SLB Capturi reporting unit during the fourth quarter of 2025. This charge is classified in Impairments in the Consolidated Statement of Income.

•
During the fourth quarter of 2025, SLB reversed $92 million of a valuation allowance relating to deferred tax assets associated with certain foreign tax credits in the US. This credit is reflected in Tax expense in the Consolidated Statement of Income.

2024

SLB recorded the following charges and credits during 2024:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interest	Net
First quarter:
Amortization of inventory purchase accounting adjustment	$14	$4	$3	$7
Merger and integration	11	2	2	7
Second quarter:
Workforce reductions	111	17	-	94
Merger and integration	16	1	5	10
Amortization of inventory purchase accounting adjustment	15	4	3	8
Third quarter				-
Workforce reductions	65	10	-	55
Merger and integration	33	6	4	23
Amortization of inventory purchase accounting adjustment	14	4	3	7
Fourth quarter				-
Asset impairments	162	23	-	139
Merger and integration	63	6	7	50
Workforce reductions	61	10	-	51
Gain on sale of investment	(24)	-	-	(24)
	$541	$87	$27	$427

•
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
•
In connection with the October 2023 acquisition of the Aker subsea business (see Note 6 - Acquisitions) and the ChampionX transaction, SLB recorded $166 million of charges during 2024, consisting of: $43 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value (classified in Cost of sales in the Consolidated Statement of Income) and $123 million of other merger and integration-related costs which are classified in Merger & integration.
•
During the fourth quarter of 2024, SLB recorded impairment charges consisting of $93 million relating to equity investments and $69 million relating to fixed asset impairments. These charges are classified in Impairments in the Consolidated Statement of Income.
•
During the fourth quarter of 2024, SLB sold an investment accounted for under the equity method. SLB received proceeds of $51 million and recognized a gain of $24 million, which is classified in Interest & other, net in the Consolidated Statement of Income.

2023

SLB recorded the following charges and credits during 2023:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interests	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$-	$(28)
Fourth quarter:
Currency devaluation loss in Argentina	90	-	-	90
Merger and integration	45	5	6	34
Amortization of inventory purchase accounting adjustment	11	3	2	6
	$110	$-	$8	$102

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

4. Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2025	2024
Raw materials & field materials	$2,550	$2,387
Work in progress	797	786
Finished goods	1,685	1,202
	$5,032	$4,375

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2025	2024
Land	$368	$315
Buildings & improvements	5,289	4,510
Machinery & equipment	26,388	24,748
	32,045	29,573
Less: Accumulated depreciation	24,151	22,214
	$7,894	$7,359

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $1.7 billion in 2025, $1.6 billion in 2024, and $1.4 billion in 2023.

6. Acquisitions

ChampionX

On July 16, 2025, SLB acquired all of the outstanding shares of ChampionX in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably across the world. The acquisition strengthens SLB's leadership in the production and recovery space. Under the terms of the agreement, ChampionX shareholders received 0.735 shares of SLB common stock in exchange for each ChampionX share.

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

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary estimates of the fair value of assets acquired and liabilities assumed in the acquisition. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which are not expected to differ materially from current estimates, will be finalized no later than one year from the acquisition date.

(Stated in millions)

Cash	$479
Accounts receivable	489
Inventories (1)	680
Net assets held for sale (2)	286
Fixed assets	676
Intangible assets (weighted average life of 18 years)
Customer relationships (weighted-average life of 25 years)	950
Technology/Technical know-how (weighted-average life of 16 years)	980
Tradenames (weighted-average life of 20 years)	330
Other assets	206
Accounts payable and accrued liabilities	(719)
Long-term debt	(612)
Deferred taxes	(840)
Other liabilities	(189)
Noncontrolling interests	(19)
Total identifiable net assets	$2,697
Goodwill (3)	2,308
Total consideration transferred	$5,005

(1)
SLB recorded an adjustment of $166 million to write-up the acquired inventory to its estimated fair value. SLB's Cost of sales reflected this increased valuation as the acquired inventory was sold. See Note 3 - Charges and Credits.
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

Businesses acquired from ChampionX contributed revenue of approximately $1.5 billion and pretax operating income of approximately $0.3 billion to SLB for the period from August 1, 2025 through December 31, 2025.

Excluding its Drilling Technologies business, which was disposed of concurrently with the closing of the acquisition, ChampionX recorded revenue of approximately $3.4 billion in 2024 and $2.0 billion during the period from January 1, 2025 to July 31, 2025. The pro forma impact of this acquisition on net income attributable to SLB and diluted earnings per share was not material.

Aker Subsea

On October 2, 2023, SLB, Aker, and Subsea7 closed their previously announced joint venture, SLB OneSubsea. SLB OneSubsea drives innovation and efficiency in subsea production by helping customers unlock reserves and reduce cycle time. SLB OneSubsea comprises SLB’s and Aker’s subsea businesses, which include an extensive complementary subsea production and processing technology portfolio, world-class manufacturing scale and capacity, access to industry-leading reservoir and digital domain expertise, unique pore-to-process integration capabilities, and strengthened research and development capabilities.

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

Aker reported revenue for its subsea business of approximately $1.4 billion for the nine months ended September 30, 2023.

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

		Reservoir	Well	Production
	Digital	Performance	Construction	Systems	All Other	Total
Balance, December 31, 2023	$2,044	$3,804	$6,417	$1,819	$-	$14,084
Acquisitions	-	-	5	22	482	509
Balance, December 31, 2024	2,044	3,804	6,422	1,841	482	14,593
Acquisition of ChampionX	-	250	200	1,858	-	2,308
Other acquisitions	16	57	-	-	-	73
Impairment (see Note 3)	-	-	-	-	(210)	(210)
Impact of changes in exchange rate and other	-	-	(24)	-	54	30
Balance, December 31, 2025	$2,060	$4,111	$6,598	$3,699	$326	$16,794

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2025			2024
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$2,783	$849	$1,934	$1,887	$799	$1,088
Technology/technical know-how	2,635	998	1,637	1,588	872	716
Trade names	1,067	283	784	795	299	496
Other	1,637	1,004	633	1,604	892	712
	$8,122	$3,134	$4,988	$5,874	$2,862	$3,012

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and trade names are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $376 million in 2025, $334 million in 2024, and $314 million in 2023.

Based on the carrying value of intangible assets at December 31, 2025, amortization expense for the subsequent five years is estimated to be as follows: 2026: $437 million, 2027: $433 million, 2028: $423 million, 2029: $410 million and 2030: $404 million.

9. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2025	2024
3.90% Senior Notes due 2028	$1,484	$1,478
2.65% Senior Notes due 2030	1,247	1,250
2.00% Guaranteed Notes due 2032	1,172	1,034
0.25% Notes due 2027	1,059	936
0.50% Notes due 2031	1,058	935
4.30% Senior Notes due 2029	848	848
4.50% Senior Notes due 2028	497	497
5.00% Senior Notes due 2027	497	495
4.85% Senior Notes due 2033	495	498
5.00% Senior Notes due 2029	494	493
5.00% Senior Notes due 2034	487	489
7.00% Notes due 2038	195	197
5.95% Notes due 2041	111	111
5.13% Notes due 2043	98	98
1.375% Guaranteed Notes due 2026	-	1,040
1.00% Guaranteed Notes due 2026	-	624
	$9,742	$11,023

Long-term Debt as of December 31, 2025 is due as follows: $1.6 billion in 2027, $2.0 billion in 2028, $1.3 billion in 2029, $1.2 billion in 2030, $1.1 billion in 2031, and $2.6 billion thereafter.

The estimated fair value of SLB’s Long-term Debt at December 31, 2025 and December 31, 2024 was $9.4 billion and $10.4 billion, respectively, and was estimated based on quoted market prices.

At December 31, 2025, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2029 and $3.0 billion matures in December 2030. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at December 31, 2025 and 2024.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. There were no borrowings under the commercial paper programs at December 31, 2025 and 2024.

SLB Limited fully and unconditionally guarantees the publicly-held securities issued by Schlumberger Investment SA, an indirect wholly-owned subsidiary of SLB Limited.

10. Derivative Instruments and Hedging Activities

SLB’s functional currency is primarily the US dollar. Approximately 70% of SLB’s revenues in 2025 were denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase (decrease).

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of December 31, 2025, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps follows:

	(Stated in millions)

	Dec. 31, 2025	Dec. 31, 2024
Other current assets	$93	$37
Other Assets	$110	$2
Other Liabilities	$6	$183

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

SLB is also exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While SLB uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the derivative is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income, as are changes in the fair value of the hedged item. Transaction losses of $118 million in 2025, $139 million in 2024, $154 million (including $90 million related to the Argentina devaluation; see Note 3 – Charges and credits for further details) in 2023 were recognized in the Consolidated Statement of Income net of related hedging activities.

Foreign currency forward contracts were outstanding for the US dollar equivalent of $6.3 billion and $5.5 billion in various foreign currencies as of December 31, 2025 and 2024, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of December 31, 2025 and 2024.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

				(Stated in millions)

	Gain (Loss) Recognized in Income			Consolidated Statement
	2025	2024	2023	of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$488	$(199)	$173	Cost of services/sales
Cross-currency interest rate swaps	(72)	(85)	(88)	Interest expense
Commodity contracts	-	(7)	3	Revenue
Foreign currency forward contracts	-	23	15	Cost of services/sales
Foreign exchange contract	17	(12)	-	Revenue
	$433	$(280)	$103
Derivatives not designated as hedges:
Foreign currency forward contracts	$26	$5	$(9)	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain third-party financial institutions that have an aggregate notional amount outstanding of approximately $0.6 billion as of December 31, 2025 ($1.15 billion as of December 31, 2024). The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. Approximately $0.1 billion of the outstanding CDSs will reduce on a monthly basis over its remaining 2-month term while the remaining $0.5 billion will reduce on a monthly basis over its remaining 6-month term. The fair value of these derivative liabilities was not material at December 31, 2025 or December 31, 2024.

11. Stockholders’ Equity

SLB is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,495,331,485 and 1,400,850,420 shares were outstanding on December 31, 2025 and 2024, respectively. Holders of common stock are entitled to one vote for each share of stock held. SLB is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the SLB Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

			(Stated in millions)

	2025	2024	2023
Currency translation adjustments	$(2,397)	$(2,697)	$(2,557)
Pension and other postretirement benefit plans	(2,283)	(2,275)	(1,709)
Cash flow hedges	(43)	46	42
Other	(13)	(24)	(30)
	$(4,736)	$(4,950)	$(4,254)

12. Stock-based Compensation Plans

SLB has three types of stock-based compensation programs: (i) a restricted stock unit and performance share unit program (collectively referred to as “restricted stock”), (ii) a discounted stock purchase plan (“DSPP”), and (iii) stock options.

Restricted Stock

SLB grants performance share units to certain key employees. The number of shares earned is determined at the end of each performance period based on SLB’s achievement of certain predefined targets as described in the underlying performance share unit agreement. In the event SLB exceeds the predefined target, shares for up to a maximum of 250% of the target award may be awarded. In the event SLB falls below the predefined target, a reduced number of shares may be awarded. If SLB falls below the threshold award performance level, no shares will be awarded. As of December 31, 2025, 2.4 million performance share units were outstanding assuming the achievement of 100% of target.

Restricted stock awards do not pay dividends or have voting rights prior to vesting and generally vest at the end of three years or ratably in equal tranches over a three-year period. The fair value of a restricted stock award is generally the quoted market price of SLB’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock activity:

	(Shares stated in millions)

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	13	$46.12	14	$39.88	18	$30.24
Granted	7	$36.13	6	$45.44	5	$56.24
Assumed in ChampionX transaction	1	$25.81	-	$-	-	$-
Adjustments for performance achieved	-	$-	1	$22.85	2	$32.47
Vested	(6)	$42.42	(8)	$32.50	(10)	$29.82
Forfeited	(1)	$39.60	-	$-	(1)	$27.71
Unvested at year-end	14	$41.47	13	$46.12	14	$39.88

Discounted Stock Purchase Plan

Under the terms of the DSPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase SLB common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period at six-month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2025	2024	2023
Dividend yield	3.1%	2.1%	1.7%
Expected volatility	33%	31%	50%
Risk-free interest rate	4.27%	5.31%	5.13%
Weighted-average fair value per share	$8.96	$12.02	$14.93

Stock Options

Key employees may be granted stock options under SLB stock option plans. The exercise price equals the average of the high and low sales prices of SLB stock on the date of grant. The maximum term is 10 years, and the options generally vest in increments over five years.

The following table summarizes stock option activity:

	(Shares stated in millions)

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	22	$69.20	28	$72.33	35	$70.31
Exercised	(1)	$38.95	(1)	$39.91	(2)	$40.02
Forfeited / expired	(5)	$84.21	(5)	$91.55	(5)	$73.18
Assumed in ChampionX acquisition	1	$9.11	-	$-	-	$-
Outstanding at year-end	17	$62.06	22	$69.20	28	$72.33

The following table summarizes information related to options outstanding as of December 31, 2025, all of which are exercisable:

	(Shares stated in millions)

		Weighted-
		Average	Weighted-
	Options	Remaining Life	Average
Exercise prices range	Outstanding	(in years)	Exercise Price
$7.62 - $10.26	1	1.6	$9.11
$38.75 - $47.55	6	3.6	$39.81
$61.92 - $79.85	3	1.0	$70.23
$80.52 - $87.38	7	0.7	$83.92
	17	1.9	$62.06

Stock options outstanding as of December 31, 2025 had an intrinsic value of $22 million.

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2025	2024	2023
Restricted stock	$268	$250	$225
DSPP	64	59	56
Stock options	-	7	12
	$332	$316	$293

At December 31, 2025, there was $307 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $190 million is expected to be recognized in 2026, $96 million in 2027, $18 million in 2028, and $3 million in 2029.

As of December 31, 2025, approximately 10 million shares of SLB common stock were available for future grants under SLB’s stock-based compensation programs.

13. Income Taxes

Income before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2025	2024	2023
United States	$(68)	$641	$355
Outside United States	4,359	5,031	4,927
	$4,291	$5,672	$5,282

SLB recorded net pretax charges of $1.107 billion in 2025 ($565 million of charges in the US and $542 million of net charges outside the US); $540 million in 2024 ($188 million of charges in the US and $352 million of net charges outside the US); and $110 million in 2023 ($2 million of net credits in the US and $112 million of charges outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax liabilities were as follows:

(Stated in millions)

	2025	2024
Intangible assets	$(1,208)	$(758)
Net operating losses	153	123
Fixed assets, net	106	173
Research and development credits	87	158
Capitalized research and development costs	255	216
Pension and other postretirement benefits	(71)	(62)
Investments in non-US subsidiaries	(194)	(69)
Foreign tax credits	63	-
Other, net	165	152
	$(644)	$(67)

Approximately $105 million of the $153 million deferred tax asset relating to net operating losses at December 31, 2025 can be carried forward indefinitely.

The deferred tax balance at December 31, 2025 and 2024 was net of valuation allowances relating to the following:

(Stated in millions)

	2025	2024
Foreign tax credits	$69	$162
Net operating losses	$40	$62

The components of Tax expense were as follows:

(Stated in millions)

	2025	2024	2023
Current:
United States-Federal	$7	$10	$(23)
United States-State	2	7	5
Outside United States	1,110	1,117	997
	1,119	1,134	979
Deferred:
United States-Federal	$(64)	$88	$(77)
United States-State	1	2	6
Outside United States	(60)	(61)	104
United States - Valuation allowance	(133)	(26)	(5)
Outside United States - Valuation allowance	(23)	(44)	-
	(279)	(41)	28
	$840	$1,093	$1,007

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
US federal income tax	$901	21.0%	$1,191	21.0%	$1,109	21.0%
Non-US tax effects
United Arab Emirates	(51)	(1.2)	(47)	(0.8)	(40)	(0.8)
Saudi Arabia	(39)	(0.9)	(85)	(1.5)	(101)	(1.9)
Norway	20	0.5	(65)	(1.1)	(41)	(0.8)
Ecuador:
Dividend withholding tax	61	1.4	30	0.5	106	2.0
Other	8	0.2	83	1.5	50	0.9
British Virgin Island	31	0.7	61	1.1	93	1.8
Russia	16	0.4	15	0.3	59	1.1
Other jurisdictions	65	1.5	26	0.5	(60)	(1.1)
Tax credits	(33)	(0.8)	(21)	(0.4)	(20)	(0.4)
Changes in valuation allowance	(133)	(3.1)	(26)	(0.5)	(5)	(0.1)
Nontaxable or nondeductible items	4	0.1	(34)	(0.6)	14	0.3
Changes in unrecognized tax benefits	(5)	(0.1)	(26)	(0.5)	(75)	(1.4)
Other adjustments	(5)	(0.1)	(9)	(0.2)	(82)	(1.6)
	$840	19.6%	$1,093	19.3%	$1,007	19.0%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

(Stated in millions)

	2025	2024	2023
Balance at beginning of year	$715	$783	$893
Additions based on tax positions related to the current year	78	79	66
Additions for tax positions of prior years	75	150	91
Additions related to acquisitions	73	-	-
Impact of changes in exchange rates	20	(23)	(25)
Settlements with tax authorities	(28)	(75)	(36)
Reductions for tax positions of prior years	(93)	(104)	(176)
Reductions due to the lapse of statute of limitations	(34)	(95)	(30)
	$806	$715	$783

The amounts above exclude accrued interest and penalties of $132 million at December 31, 2025 and $116 million at December 31, 2024. SLB classifies interest and penalties relating to uncertain tax positions within Tax expense in the Consolidated Statement of Income.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which SLB operates:

Ecuador	2021 - 2025
Mexico	2020 - 2025
Norway	2020 - 2025
Russia	2022 - 2025
Saudi Arabia	2020 - 2025
United Kingdom	2023 - 2025
United States	2022 - 2025

Cash paid for income taxes was as follows:

(Stated in millions)

	2025	2024	2023
US Federal	$44	$10	$13
US State	11	1	8
Ecuador	210	224	210
Saudi Arabia	70	101	*
Mexico	*	*	126
Other	863	804	703
	$1,198	$1,140	$1,060

* Amount of income taxes paid during the year did not meet the 5% disaggregation threshold.

14. Leases

SLB’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices, and certain equipment. Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.5 billion in 2025, and $1.4 billion in each of 2024 and 2023.

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

(Stated in millions)

2026	$242
2027	196
2028	151
2029	113
2030	96
Thereafter	258
Total lease payments	$1,056
Less: Interest	(151)
$905
Amounts recognized in balance sheet:
Accounts payable and accrued liabilities	$672
Other Liabilities	233
$905

The weighted-average remaining lease term as of December 31, 2025 was 8 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2025 was 4%.

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

16. Segment Information

SLB is primarily organized under four Divisions that combine and integrate SLB’s technologies, enhancing the Company’s ability to support the emerging long-term growth opportunities in each of these market segments.

SLB previously reported its results on the basis of four Divisions: Digital & Integration, Reservoir Performance, Well Construction, and Production Systems. Commencing the third quarter of 2025, SLB's Digital business is reported as a separate Division. Additionally, SLB's Asset Performance Solutions ("APS"), Data Center Solutions and SLB Capturi businesses are now reported in the All Other category. The acquired ChampionX businesses are predominantly reported in SLB's Production Systems Division, with the exception of its digital business, which is reported in SLB's Digital Division. Prior periods have been recast to conform to the current presentation.

SLB’s segments, are:

•
Digital – Comprised of SLB's industry-leading digital solutions and data products.

•
Reservoir Performance – Consists of reservoir-centric technologies and services that are critical to optimizing reservoir productivity and performance.
•
Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance.
•
Production Systems – Develops technologies and provides expertise that enhances production and recovery of oil and gas assets from subsurface reservoirs to the surface, into pipelines, and to refineries.
•
All Other – Consists of Asset Performance Solutions, Data Center Solutions, and SLB Capturi.

Financial information by segment is as follows:

		(Stated in millions)

	2025
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital	$2,660	$745	$925	$183	$257
Reservoir Performance	6,820	1,250	3,947	435	467
Well Construction	11,856	2,248	6,167	672	514
Production Systems	13,325	2,184	9,373	463	466
All other	1,987	498	2,249	375	441
Eliminations & other	(940)	(351)	1,033	288	229
Goodwill and intangible assets			21,783
Cash and short-term investments			4,212
All other assets			5,179
Corporate & other (1)		(759)		227
Interest income (2)		134
Interest expense (3)		(551)
Charges & credits (4)		(1,107)
	$35,708	$4,291	$54,868	$2,643	$2,374

		(Stated in millions)

	2024
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital	$2,439	$612	$768	$173	$199
Reservoir Performance	7,177	1,452	3,802	404	624
Well Construction	13,357	2,826	6,740	649	745
Production Systems	11,935	1,900	7,049	347	406
All Other	2,117	775	2,512	482	503
Eliminations & other	(736)	(244)	1,152	287	135
Goodwill and intangible assets			17,605
Cash and short-term investments			4,669
All other assets			4,638
Corporate & other (1)		(744)		177
Interest income (2)		134
Interest expense (3)		(498)
Charges & credits (4)		(541)
	$36,289	$5,672	$48,935	$2,519	$2,612

		(Stated in millions)

	2023
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital	$2,034	$366	$652	$167	$162
Reservoir Performance	6,561	1,263	3,483	387	514
Well Construction	13,478	2,932	7,126	587	908
Production Systems	9,831	1,245	6,634	325	384
All Other	1,844	892	2,455	411	513
Eliminations & other	(613)	(175)	1,351	277	118
Goodwill and intangible assets			17,323
Cash and short-term investments			3,989
All other assets			4,944
Corporate & other (1)		(729)		158
Interest income (2)		87
Interest expense (3)		(489)
Charges & credits (4)		(110)
	$33,135	$5,282	$47,957	$2,312	$2,599

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts which are included in the segments’ income (2025: $2 million; 2024: $40 million; 2023: $13 million).
(3)
Interest expense excludes amounts which are included in the segments’ income (2025: $7 million; 2024: $14 million; 2023: $14 million).
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

Revenue from Digital Operations of $464 million, $290 million, and $186 million in 2025, 2024 and 2023, respectively, is reflected in the Digital Division. Revenue from this solution is generated from the same customer base as SLB's Core divisions of Well Construction, Reservoir Performance and Production Systems. In order to incentivize the Core divisions and Digital to develop and promote digital operations, the resulting revenue and profitability is recognized in both the respective Core division as well as in the Digital Division. This effect is eliminated in consolidation.

Revenue by geographic area for the years ended December 31, 2025, 2024, and 2023 was as follows:

(Stated in millions)

	2025	2024	2023
North America	$7,515	$6,680	$6,727
Latin America	6,152	6,719	6,645
Europe & Africa *	9,572	9,671	8,524
Middle East & Asia	12,218	13,026	11,019
Eliminations & other	251	193	220
	$35,708	$36,289	$33,135

* Includes Russia and the Caspian region

Revenue is based on the location where services are provided and products are sold.

SLB did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2025, 2024, and 2023 was $6.3 billion, $5.3 billion, and $5.4 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2025
	North America	International	Other	Total
Digital	$682	$1,970	$8	$2,660
Reservoir Performance	579	6,230	11	6,820
Well Construction	2,137	9,475	244	11,856
Production Systems	3,564	9,703	58	13,325
All Other	682	1,306	(1)	1,987
Eliminations & other	(129)	(742)	(69)	(940)
	$7,515	$27,942	$251	$35,708

(Stated in millions)

	2024
	North America	International	Other	Total
Digital	$613	$1,821	$5	$2,439
Reservoir Performance	548	6,622	7	7,177
Well Construction	2,359	10,776	222	13,357
Production Systems	2,516	9,386	33	11,935
All Other	716	1,401	-	2,117
Eliminations & other	(72)	(590)	(74)	(736)
	$6,680	$29,416	$193	$36,289

(Stated in millions)

	2023
	North America	International	Other	Total
Digital	$477	$1,551	$6	$2,034
Reservoir Performance	498	6,057	6	6,561
Well Construction	2,709	10,530	239	13,478
Production Systems	2,598	7,219	14	9,831
All Other	513	1,331	-	1,844
Eliminations & other	(68)	(500)	(45)	(613)
	$6,727	$26,188	$220	$33,135

Fixed Assets less accumulated depreciation by geographic area was as follows:

(Stated in millions)

	2025	2024	2023
North America	$2,020	$1,805	$1,728
Latin America	1,338	1,044	1,079
Europe & Africa	1,909	1,721	1,804
Middle East & Asia	2,627	2,789	2,629
	$7,894	$7,359	$7,240

Significant segment expenses, which represents the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$744	$1,593	$2,362	$1,370
Cost of products, materials, and supplies	-	1,183	3,211	7,874
Depreciation and amortization	183	435	672	463
Allocations	328	643	944	532
Other	660	1,716	2,419	902
	$1,915	$5,570	$9,608	$11,141

(Stated in millions)

	2024
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$747	$1,638	$2,587	$1,037
Cost of products, materials, and supplies	-	1,232	3,579	7,408
Depreciation and amortization	173	404	649	347
Allocations	314	668	1,011	529
Other	593	1,783	2,705	714
	$1,827	$5,725	$10,531	$10,035

(Stated in millions)

	2023
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$745	$1,501	$2,526	$1,104
Cost of products, materials, and supplies	-	1,157	3,673	5,946
Depreciation and amortization	167	387	587	325
Allocations	309	605	943	492
Other	447	1,648	2,817	719
	$1,668	$5,298	$10,546	$8,586

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2025	2024	2023	2025	2024	2023
Discount rate	5.70%	5.25%	5.50%	5.67%	5.14%	5.41%
Compensation increases	4.00%	4.00%	4.00%	4.85%	4.84%	4.84%
Return on plan assets	6.30%	6.00%	6.00%	6.57%	5.91%	6.00%

Net pension cost (credit) included the following components:

(Stated in millions)

	US			International
	2025	2024	2023	2025	2024	2023
Service cost	$20	$23	$23	$46	$56	$54
Interest cost	178	173	178	437	413	407
Expected return on plan assets	(193)	(200)	(198)	(538)	(553)	(607)
Amortization of net loss	4	-	-	43	10	-
	$9	$(4)	$3	$(12)	$(74)	$(146)

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2025	2024	2025	2024
Discount rate	5.55%	5.70%	5.56%	5.67%
Compensation increases	4.00%	4.00%	4.85%	4.85%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2025	2024	2025	2024
Change in Projected Benefit Obligations:
Projected benefit obligation at beginning of year	$3,225	$3,413	$7,796	$8,109
Service cost	20	23	46	56
Interest cost	178	173	437	413
Contribution by plan participants	-	-	71	61
Actuarial losses (gains)	59	(160)	122	(457)
Currency effect	-	-	83	(2)
Benefits paid	(229)	(224)	(399)	(384)
Projected benefit obligation at end of year	$3,253	$3,225	$8,156	$7,796
Change in Plan Assets:
Plan assets at fair value at beginning of year	$3,175	$3,427	$7,674	$8,390
Actual return on plan assets	273	(38)	656	(408)
Currency effect	-	-	100	(2)
Company contributions	10	10	1	17
Contributions by plan participants	-	-	71	61
Benefits paid	(229)	(224)	(399)	(384)
Plan assets at fair value at end of year	$3,229	$3,175	$8,103	$7,674
Unfunded Liability	$(24)	$(50)	$(53)	$(122)
Amounts Recognized in Balance Sheet:
Postretirement Benefits	$(159)	$(154)	$(320)	$(358)
Other Assets	135	104	267	236
	$(24)	$(50)	$(53)	$(122)
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial losses	$381	$405	$2,316	$2,296

Accumulated benefit obligation	$3,169	$3,137	$7,995	$7,634

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

Actuarial gains and losses arising during 2025 and 2024 were primarily attributable to changes in the discount rate used to determine the PBO.

The weighted-average allocation of plan assets as of December 31, 2025 and 2024 and the target allocations by asset category as of December 31, 2025 were as follows:

	US			International
	Target	2025	2024	Target	2025	2024
Cash and cash equivalents	0 - 3%	1%	1%	0 - 5%	1%	1%
Equity securities	0 - 5	3	2	5 - 10	6	3
Debt securities	80 - 90	82	82	60 - 70	69	69
Private equity and real estate	5 - 12	8	9	12 - 17	16	17
Private debt	2 - 8	6	6	5 - 10	8	10
	100%	100%	100%	100%	100%	100%

The expected rate of return on assets assumptions reflect the long-term average rate of return expected to be earned on plan assets. The assumptions have been determined based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of SLB’s pension plan assets at December 31, 2025 and 2024, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

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

(Stated in millions)

	US Plan Assets
	2025				2024
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$31	$31	$-	$-	$33	$33	$-	$-
Equity Securities	92	73	19	-	70	58	12	-
Debt Securities:
Corporate bonds	1,931	-	1,931	-	1,713	-	1,713	-
Government and related debt securities	707	28	679	-	861	13	848	-
Other	14	-	14	-	13	-	13	-
Alternative Investments:
Private equity	210	-	-	210	234	-	-	234
Private debt	181	-	-	181	186	-	-	186
Real estate	63	-	-	63	65	-	-	65
Total	$3,229	$132	$2,643	$454	$3,175	$104	$2,586	$485

(Stated in millions)

	International Plan Assets
	2025				2024
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$77	$43	$34	$-	$90	$89	$1	$-
Equity Securities	482	482	-		264	264
Debt Securities:
Corporate bonds	3,008	-	3,008	-	2,948	-	2,948	-
Government and related debt securities	2,046	514	1,532	-	1,969	448	1,521	-
Other	550	-	550	-	390	-	390	-
Alternative Investments:
Private equity	1,108	-	-	1,108	1,136	-	-	1,136
Private debt	686	-	-	686	738	-	-	738
Real estate	146	-	-	146	139	-	-	139
Total	$8,103	$1,039	$5,124	$1,940	$7,674	$801	$4,860	$2,013

SLB’s funding policy is to contribute amounts that are based upon a number of factors including the funded status of the plans, amounts that are deductible for income tax purposes, legal funding requirements, and available cash flow. SLB does not expect to make any material contributions to its postretirement benefit plans in 2026.

Postretirement Benefits Other Than Pensions

SLB provides healthcare benefits to certain former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation		Net Periodic Benefit
	At December 31,		Cost for the Year
	2025	2024	2025	2024	2023
Discount rate	5.70%	5.25%	5.70%	5.25%	5.50%
Return on plan assets	-	-	4.91%	4.43%	4.41%
Current medical cost trend rate	7.75%	7.25%	7.75%	7.25%	7.50%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2039	2035	2039	2035	2035

The net credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2025	2024	2023
Service cost	$17	$19	$16
Interest cost	42	41	42
Expected return on plan assets	(43)	(42)	(41)
Amortization of prior service credit	(13)	(23)	(23)
Amortization of net gain	(13)	(13)	(12)
	$(10)	$(18)	$(18)

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2025	2024
Change in Accumulated Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$781	$805
Service cost	17	19
Interest cost	42	41
Contribution by plan participants	5	6
Actuarial loss (gain)	6	(37)
Benefits paid	(61)	(53)
Benefit obligation at end of year	$790	$781
Change in Plan Assets:
Plan assets at fair value at beginning of year	$913	$964
Actual return on plan assets	66	1
Contributions by plan participants	4	6
Benefits paid	(65)	(58)
Plan assets at fair value at end of year	$918	$913
Asset	$128	$132
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial gains	$228	$224
Prior service credit	-	13
	$228	$237

The asset balance relating to this plan was included in Other Assets in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 84% in debt securities and 16% in equity securities at December 31, 2025. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Plans		Postretirement
	US	International	Medical Plan
2026	$233	$447	$50
2027	$234	$463	$51
2028	$235	$477	$52
2029	$236	$493	$54
2030	$236	$497	$56
2031-2035	$1,185	$2,670	$316

18. Supplementary Information

Cash paid for interest was $560 million in 2025, $510 million in 2024, and $503 million in 2023.

Interest and other income includes the following:

(Stated in millions)

	2025	2024	2023
Earnings of equity method investments	$196	$182	$206
Gain on sale of Palliser APS project *	149	$-	$-
Interest income	136	174	100
Gain on sale of investment *	-	24	-
Gain on sale of Liberty shares *	-	-	36
	$481	$380	$342

* See Note 3 – Charges and Credits

The components of depreciation and amortization expense were as follows:

(Stated in millions)

	2025	2024	2023
Depreciation of fixed assets	$1,733	$1,551	$1,445
Amortization of intangible assets	376	334	314
Amortization of APS investments	369	481	410
Amortization of exploration data costs	165	153	143
	$2,643	$2,519	$2,312

The change in Allowance for doubtful accounts was as follows:

(Stated in millions)

	2025	2024	2023
Balance at beginning of year	$325	$337	$340
Additions	24	6	18
Amounts written off	(14)	(18)	(21)
Balance at end of year	$335	$325	$337

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.4 billion at December 31, 2025 and $0.5 billion at December 31, 2024. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Other Assets consist of the following:

(Stated in millions)

	2025	2024
Investments in APS projects	$1,797	$2,083
Pension and other postretirement plan assets	530	472
Operating lease assets	879	702
Exploration data costs capitalized	283	196
Other	407	313
	$3,896	$3,766

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2025	2024
Trade payables	$4,859	$4,230
Payroll, vacation, and employee benefits	1,586	1,475
Billings and cash collections in excess of revenue	2,264	2,007
Other	2,781	2,663
	$11,490	$10,375

Management’s Report on Internal Control Over Financial Reporting

SLB management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). SLB’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SLB management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment SLB’s management has concluded that, as of December 31, 2025, its internal control over financial reporting is effective based on those criteria.

The effectiveness of SLB’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SLB Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of SLB Limited and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
January 23, 2026

We have served as the Company’s auditor since 1952.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

SLB has carried out an evaluation under the supervision and with the participation of SLB’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of SLB’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, SLB’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that SLB files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. SLB’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in SLB’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, SLB’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, SLB wound down its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

SLB’s residual transactions or dealings with the government of Iran during 2025 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at Bank Saderat Iran (“Saderat”) and at Bank Tejarat (“Tejarat”) for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services in Iran and for maintaining previously received amounts. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following receipt of all amounts owed to SLB for prior services in Iran.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See “Item 1. Business—Information About Our Executive Officers” of this Report for information regarding SLB’s executive officers. The information set forth under the captions “Election of Directors,” “Corporate Governance—Process for Selecting New Directors,” and “Corporate Governance—Board Committees” in SLB’s 2026 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Stock Ownership Information—Delinquent Section 16(a) Reports” in SLB’s 2026 Proxy Statement is incorporated herein by reference to the extent any disclosure is required.

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

The table below sets forth information regarding SLB’s directors:

Name
Peter Coleman	Former Chief Executive Officer and Managing Director, Woodside Petroleum Ltd.
Patrick de La Chevardière	Former Chief Financial Officer, TotalEnergies S.A.
Miguel M. Galuccio	Chairman and Chief Executive Officer, Vista Energy
James Hackett	President, Tessellation Services
Olivier Le Peuch	Chief Executive Officer, SLB
Samuel Leupold	Chief Executive Officer, Corio Generation
Maria Moræus Hanssen	Former Deputy Chief Executive Officer & Chief Operating Officer, Wintershall Dea GmbH
Vanitha Narayanan	Former Chairman and Managing Director, IBM India
Jeff W. Sheets	Former Chief Financial Officer, ConocoPhillips Company

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay vs. Performance Comparison,” and “Director Compensation” in SLB’s 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Management and Our Board,” “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” and “Executive Compensation Tables—Equity Compensation Plan Information” in SLB’s 2026 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Person Transactions” in SLB’s 2026 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2026” in SLB’s 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required.
(3)	Exhibits: See exhibits listed under Part (b) below.

(b) Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of SLB Limited (SLB N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)	3.1

Amended and Restated By-Laws of SLB Limited (SLB N.V.) (incorporated by reference to Exhibit 3.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)	3.2

Description of Common Stock of SLB Limited (*)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)	4.3

Third Supplemental Indenture dated as of May 15, 2023, by and among Schlumberger Investment S.A.as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 4.500% Senior Notes due 2028 and form of global notes representing 4.850% Senior Notes due 2033) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 15, 2023)	4.4

Fourth Supplemental Indenture dated as of May 29, 2024, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 5.000% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 29, 2024)	4.5

Fifth Supplemental Indenture dated as of March 13, 2025, among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)	4.6

Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment S.A., as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on August 11, 2020)	4.7

Exhibit

Schlumberger Limited Supplementary Benefit Plan, as amended and restated effective November 1, 2020 and conformed to include amendments effective through January 1, 2023 (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2023 (incorporated by reference to Exhibit 10.3 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2023) (+)	10.3

2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.4

Form of Option Agreement (Employees in France), Incentive Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.6

2018 Rules of SLB’s 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.7

2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.8

Form of Option Agreement, Incentive Stock Option, under SLB’s 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.9

Form of Restricted Stock Unit Award Agreement under SLB’s 2013 Omnibus Stock Incentive Plan (ratable vesting) (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K filed on January 27, 2021) (+)	10.10

Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (cliff vesting) (*) (+)	10.11

Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (ratable vesting) (*) (+)	10.12

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.13

Form of Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025) (+)	10.14

Form of Performance Share Unit Award Agreement (Based on Relative Return on Capital Employed Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025) (+)	10.15

Form of Performance Share Unit Award Agreement (Based on Relative TSR Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025) (+)	10.16

2017 Omnibus Stock Incentive Plan, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.17

Exhibit
Discounted Stock Purchase Plan, as amended and restated effective January 16, 2025 (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed on February 20, 2025) (+)	10.18

2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.3 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.19

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2023) (+)	10.20

Employment, Non-Competition and Non-Solicitation Agreement effective as of May 1, 2025, by and between SLB and Khaled Al Mogharbel (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) (+)	10.21

Securities Transactions Policy (*)	19

Significant Subsidiaries (*)	21

Issuers of Registered Guaranteed Debt Securities (*)	22

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Policy for Recovery of Performance-Based Compensation from Senior Officers (*)	97

Inline XBRL Instance Document (*)	101.INS

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104
(*) Filed with this Form 10-K
(**) Furnished with this Form 10-K
(+) Management contracts or compensatory plans or arrangements

The Exhibits filed herewith do not include certain instruments with respect to long-term debt of SLB Limited and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10 percent of the total assets of SLB Limited and its

Exhibit
subsidiaries on a consolidated basis. SLB agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 23, 2026		SLB LIMITED

		By:	/s/ Howard Guild
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/s/ Stephane Biguet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephane Biguet

/s/ Howard Guild	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter Coleman

*	Director
Patrick de La Chevardière

*	Director
Miguel M. Galuccio

*	Chairman of the Board
James Hackett

*	Director
Samuel Leupold

*	Director
Maria Moræus Hanssen

*	Director
Vanitha Narayanan

*	Director
Jeff W. Sheets

/s/ Dianne B. Ralston	January 23, 2026
*By Dianne B. Ralston, Attorney-in-Fact