Form 10-Q
period 2026-03-31
SLB LIMITED/NV
filed 2026-04-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,495,057,661

SLB Limited

First Quarter 2026 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Services	$4,919	$5,366
Product sales	3,802	3,124
Total Revenue	8,721	8,490
Interest & other income	43	78
Expenses
Cost of services	4,049	4,256
Cost of sales	3,341	2,628
Research & engineering	164	172
General & administrative	97	96
Restructuring	-	158
Merger & integration	41	48
Interest	116	147
Income before taxes	956	1,063
Tax expense	195	234
Net income	761	829
Net income attributable to noncontrolling interests	9	32
Net income attributable to SLB	$752	$797

Basic income per share of SLB	$0.50	$0.58

Diluted income per share of SLB	$0.50	$0.58
Average shares outstanding:
Basic	1,499	1,366
Assuming dilution	1,515	1,380

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$761	$829
Currency translation adjustments
Unrealized net change arising during the period	6	172
Cash flow hedges
Net loss on cash flow hedges	(14)	(65)
Reclassification to net income of net realized loss	2	5
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	11	8
Amortization to net income of net prior service credit	(3)	(3)
Income taxes on pension and other postretirement benefit plans	(1)	-
Other	(5)	9
Comprehensive income	757	955
Comprehensive income attributable to noncontrolling interests	9	32
Comprehensive income attributable to SLB	$748	$923

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2026	Dec. 31,
	(Unaudited)	2025
ASSETS
Current Assets
Cash	$2,819	$3,036
Short-term investments	568	1,176
Receivables less allowance for doubtful accounts (2026 - $326; 2025 - $335)	9,037	8,689
Inventories	5,274	5,032
Other current assets	1,637	1,580
	19,335	19,513
Investments in Affiliated Companies	1,784	1,783
Fixed Assets less accumulated depreciation	7,747	7,894
Goodwill	16,852	16,794
Intangible Assets	4,901	4,988
Other Assets	3,907	3,896
	$54,526	$54,868
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,140	$11,490
Estimated liability for taxes on income	878	894
Short-term borrowings and current portion of long-term debt	1,938	1,894
Dividends payable	457	443
	14,413	14,721
Long-term Debt	9,670	9,742
Postretirement Benefits	474	479
Deferred Taxes	704	644
Other Liabilities	1,912	1,991
	27,173	27,577
Equity
Common stock	16,198	16,354
Treasury stock	(3,650)	(3,576)
Retained earnings	18,369	18,067
Accumulated other comprehensive loss	(4,740)	(4,736)
SLB stockholders’ equity	26,177	26,109
Noncontrolling interests	1,176	1,182
	27,353	27,291
	$54,526	$54,868

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$761	$829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	685	640
Deferred taxes	53	(37)
Stock-based compensation expense	101	91
Earnings of equity method investments, less dividends received	3	(10)
Change in assets and liabilities: (2)
Increase in receivables	(338)	(472)
Increase in inventories	(224)	(214)
(Increase) decrease in other current assets	(55)	80
Decrease (increase) in other assets	3	(11)
Decrease in accounts payable and accrued liabilities	(383)	(275)
Decrease in estimated liability for taxes on income	(102)	(56)
(Decrease) increase in other liabilities	(26)	27
Other	9	68
NET CASH PROVIDED BY OPERATING ACTIVITIES	487	660
Cash flows from investing activities:
Capital expenditures	(343)	(398)
APS investments	(103)	(108)
Exploration data costs capitalized	(64)	(51)
Business acquisitions and investments, net of cash acquired	(57)	(37)
Sales of short-term investments, net	600	177
Other	-	(15)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	33	(432)
Cash flows from financing activities:
Stock repurchase program	(451)	(2,300)
Dividends paid	(426)	(386)
Proceeds from employee stock purchase plan	104	105
Proceeds from exercise of stock options	74	8
Taxes paid on net settled stock-based compensation awards	(59)	(53)
Proceeds from issuance of long-term debt	782	1,805
Repayment of long-term debt	(732)	-
Net decrease in short-term borrowings	(3)	(27)
Other	(23)	(30)
NET CASH USED IN FINANCING ACTIVITIES	(734)	(878)
Net decrease in cash before translation effect	(214)	(650)
Translation effect on cash	(3)	42
Cash, beginning of period	3,036	3,544
Cash, end of period	$2,819	$2,936

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2026 – March 31, 2026	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2026	$16,354	$(3,576)	$18,067	$(4,736)	$1,182	$27,291
Net income			752		9	761
Currency translation adjustments				6		6
Changes in fair value of cash flow hedges				(12)		(12)
Pension and other postretirement benefit plans				7		7
Shares sold to optionees, less shares exchanged	(15)	89				74
Vesting of restricted stock, net of taxes withheld	(197)	138				(59)
Employee stock purchase plan	(45)	149				104
Stock repurchase program		(451)				(451)
Stock-based compensation expense	101					101
Dividends declared ($0.285 per share)			(443)			(443)
Dividends paid to noncontrolling interests					(23)	(23)
Other		1	(7)	(5)	8	(3)
Balance, March 31, 2026	$16,198	$(3,650)	$18,369	$(4,740)	$1,176	$27,353

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2025 – March 31, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2025	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350
Net income			797		32	829
Currency translation adjustments				172		172
Changes in fair value of cash flow hedges				(60)		(60)
Pension and other postretirement benefit plans				5		5
Shares sold to optionees, less shares exchanged	(1)	9				8
Vesting of restricted stock, net of taxes withheld	(217)	164				(53)
Employee stock purchase plan	(44)	149				105
Stock repurchase program		(1,840)				(1,840)
Advance payment for accelerated share repurchases	(460)					(460)
Stock-based compensation expense	91					91
Dividends declared ($0.285 per share)			(388)			(388)
Other		(1)		9	(19)	(11)
Balance, March 31, 2025	$10,827	$(3,292)	$16,804	$(4,824)	$1,233	$20,748

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2026	1,580	(85)	1,495
Shares sold to optionees, less shares exchanged	-	2	2
Vesting of restricted stock	-	3	3
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(9)	(9)
Balance, March 31, 2026	1,580	(85)	1,495

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SLB Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The December 31, 2025 balance sheet information has been derived from the SLB 2025 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on January 23, 2026.

2. Charges and Credits

2026

During the first quarter of 2026, SLB recorded $41 million of charges, primarily in connection with the July 2025 acquisition of ChampionX Corporation ("ChampionX") (see Note 4 - Acquisition). These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Merger and integration	$41	$8	$2	$31

2025

During the first quarter of 2025, SLB recorded a $158 million charge relating to workforce reductions to realign and optimize its support and service delivery structure. This charge is classified in Restructuring in the Consolidated Statement of Income.

During the first quarter of 2025, SLB recorded $48 million of charges in connection with the July 2025 acquisition of ChampionX and the October 2023 acquisition of the Aker Solutions subsea business. These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Workforce reductions	$158	$10	$-	$148
Merger and integration	48	1	4	43
	$206	$11	$4	$191

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2026			2025
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$752	1,499	$0.50	$797	1,366	$0.58
Assumed exercise of stock options	-	1		-	-
Unvested restricted stock	-	15		-	14
Diluted	$752	1,515	$0.50	$797	1,380	$0.58

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2026	2025
Employee stock options	9	17

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

Excluding its Drilling Technologies business, which was disposed of concurrently with the closing of the acquisition, ChampionX recorded revenue of approximately $0.8 billion during the first quarter of 2025.

5. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2026	2025
Raw materials & field materials	$2,619	$2,550
Work in progress	871	797
Finished goods	1,784	1,685
	$5,274	$5,032

6. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2026	2025
Property, plant & equipment	$31,818	$32,045
Less: Accumulated depreciation	24,071	24,151
	$7,747	$7,894

Depreciation expense relating to fixed assets was $464 million and $397 million in the first quarter of 2026 and 2025, respectively.

7. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Mar. 31, 2026			Dec. 31, 2025
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$2,781	$878	$1,903	$2,783	$849	$1,934
Technology/technical know-how	2,657	1,036	1,621	2,635	998	1,637
Tradenames	1,067	295	772	1,067	283	784
Other	1,635	1,030	605	1,637	1,004	633
	$8,140	$3,239	$4,901	$8,122	$3,134	$4,988

Amortization expense charged to income was $110 million during the first quarter of 2026 and $82 million during the first quarter of 2025.

Based on the carrying value of intangible assets at March 31, 2026, amortization expense for the subsequent five years is estimated to be: three quarters of 2026—$328 million; 2027—$436 million; 2028—$425 million; 2029—$412 million; 2030—$407 million; and 2031—$381 million.

8. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2026	2025
3.90% Senior Notes due 2028	$1,485	$1,484
2.65% Senior Notes due 2030	1,247	1,247
2.00% Guaranteed Notes due 2032	1,145	1,172
0.25% Notes due 2027	1,035	1,059
0.50% Notes due 2031	1,033	1,058
4.30% Senior Notes due 2029	848	848
4.50% Senior Notes due 2028	498	497
5.00% Senior Notes due 2027	498	497
4.85% Senior Notes due 2033	495	495
5.00% Senior Notes due 2029	495	494
5.00% Senior Notes due 2034	488	487
7.00% Notes due 2038	195	195
5.95% Notes due 2041	110	111
5.13% Notes due 2043	98	98
	$9,670	$9,742

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at March 31, 2026 and December 31, 2025, was $9.3 billion and $9.4 billion, respectively.

At March 31, 2026, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2029 and $3.0 billion matures in December 2030. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at March 31, 2026 or December 31, 2025.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper programs at March 31, 2026 were $0.8 billion, all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2025.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of March 31, 2026, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Mar. 31, 2026	Dec. 31, 2025
Other current assets	$65	$93
Other Assets	$46	$110
Other Liabilities	$21	$6

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.9 billion and $6.3 billion in various foreign currencies as of March 31, 2026 and December 31, 2025, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of March 31, 2026 and December 31, 2025.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2026	2025	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(103)	$136	Cost of services/sales
Cross-currency interest rate swaps	(17)	(19)	Interest expense
Foreign currency forward contracts	(16)	(1)	Cost of services/sales
Foreign currency forward contracts	14	(4)	Revenue
	$(122)	$112
Derivatives not designated as hedges:
Foreign currency forward contracts	$(5)	$25	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain third-party financial institutions that have an aggregate notional amount outstanding of approximately $0.3 billion as of March 31, 2026. The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. The $0.3 billion of outstanding CDSs will reduce on a monthly basis over its remaining 3-month term. The fair value of these derivative liabilities was not material at March 31, 2026 or December 31, 2025.

10. Contingencies

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

11. Segment Information

Financial information by segment is as follows:

		(Stated in millions)

	First Quarter 2026
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$640	$134	$33	$65
Reservoir Performance	1,594	257	113	89
Well Construction	2,797	424	161	107
Production Systems	3,508	497	152	129
All Other	443	113	84	107
Eliminations & other	(261)	(104)	69	13
Corporate & other (1)		(228)	73
Interest income (2)		20
Interest expense (3)		(116)
Charges and credits (4)		(41)
	$8,721	$956	$685	$510

		(Stated in millions)

	First Quarter 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$587	$125	$56	$54
Reservoir Performance	1,700	282	104	137
Well Construction	2,977	589	164	129
Production Systems	2,841	471	90	91
All Other	562	162	111	121
Eliminations & other	(177)	(73)	70	25
Corporate & other (1)		(179)	45
Interest income (2)		36
Interest expense (3)		(144)
Charges and credits (4)		(206)
	$8,490	$1,063	$640	$557

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($5 million in 2026; $- million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $3 million in 2025).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments includes capital expenditures, APS investments, and exploration data costs capitalized.

Total assets by segment are as follows:

	(Stated in millions)

	Mar. 31,	Dec. 31,
	2026	2025
Digital	$902	$925
Reservoir Performance	4,063	3,947
Well Construction	6,395	6,167
Production Systems	9,414	9,373
All Other	2,327	2,249
Eliminations and other	1,094	1,033
Goodwill and intangibles	21,753	21,783
Cash and short-term investments	3,387	4,212
All other assets	5,191	5,179
	$54,526	$54,868

Segment assets consist of receivables, inventories, fixed assets, exploration data costs capitalized, and APS investments.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2026	2025
North America	$2,167	$1,719
Latin America	1,528	1,495
Europe & Africa (1)	2,256	2,235
Middle East & Asia	2,687	2,997
Other	83	44
	$8,721	$8,490

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2026
	North
	America	International	Other	Total
Digital	$197	$443	$-	$640
Reservoir Performance	143	1,445	6	1,594
Well Construction	548	2,195	54	2,797
Production Systems	1,206	2,272	30	3,508
All Other	143	300	-	443
Eliminations & other	(70)	(184)	(7)	(261)
	$2,167	$6,471	$83	$8,721

			(Stated in millions)

	First Quarter 2025
	North
	America	International	Other	Total
Digital	$171	$416	$-	$587
Reservoir Performance	142	1,557	1	1,700
Well Construction	541	2,381	55	2,977
Production Systems	671	2,166	4	2,841
All Other	216	347	(1)	562
Eliminations & other	(22)	(140)	(15)	(177)
	$1,719	$6,727	$44	$8,490

Significant segment expenses, which represent the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	First Quarter 2026
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$183	$387	$582	$466
Cost of products, materials, and supplies	-	270	768	1,990
Depreciation and amortization	33	113	161	152
Allocations	88	162	229	137
Other	202	405	633	266
	$506	$1,337	$2,373	$3,011

(Stated in millions)

	First Quarter 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$189	$407	$604	$240
Cost of products, materials, and supplies	-	309	802	1,731
Depreciation and amortization	56	104	164	90
Allocations	77	165	250	137
Other	140	433	568	172
	$462	$1,418	$2,388	$2,370

Other segment expenses include transportation, mobilization, lease, professional fees, and other costs.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.6 billion at March 31, 2026 and $0.4 billion at December 31, 2025. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.9 billion at March 31, 2026, of which approximately 65% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.5 billion at March 31, 2026 and $2.3 billion at December 31, 2025. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2026 Compared to First Quarter 2025

		(Stated in millions)

	First Quarter 2026		First Quarter 2025
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital	$640	$134	$587	$125
Reservoir Performance	1,594	257	1,700	282
Well Construction	2,797	424	2,977	589
Production Systems	3,508	497	2,841	471
All Other	443	113	562	162
Eliminations & other	(261)	(104)	(177)	(73)
Corporate & other (1)		(228)		(179)
Interest income (2)		20		36
Interest expense (3)		(116)		(144)
Charges and credits (4)		(41)		(206)
	$8,721	$956	$8,490	$1,063

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($5 million in 2026; $- million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $3 million in 2025).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2026 revenue of $8.7 billion increased 3% year on year. Excluding the impact of the ChampionX acquisition in the third quarter last year, revenue declined by $607 million, or 7%, year on year. This was due to a 7% decline in international revenue and an 8% decrease in North America revenue.

It was a challenging start to the year as widespread disruptions in the Middle East, which represents approximately 70% of SLB’s Middle East & Asia first quarter revenue of $2.7 billion, impacted the business. This impact was most pronounced in the Well Construction and Reservoir Performance divisions, as SLB demobilized operations in a number of countries in response to customer actions to safeguard personnel and facilities.

SLB entered 2026 anticipating that global liquid supply and demand would gradually rebalance throughout the year and into 2027. However, the conflict in the Middle East has accelerated this rebalancing while exposing critical vulnerabilities in the global energy supply chain.

SLB expects postconflict liquid commodity prices to remain above preconflict levels. This reflects the near-term supply disruptions caused by infrastructure impairments, production impacts, and geopolitical risk premium.

In response, many countries are likely to prioritize supply diversification, invest in exploration and domestic resource development, and replenish strategic reserves once the conflict subsides. Alongside SLB’s work supporting customers as they restore production capacity in the Middle East, SLB expects these trends to drive increased investment in short-cycle projects in North America and Latin America as well as long-cycle developments, particularly in deepwater offshore markets.

Absent a prolonged conflict leading to an economic slowdown and demand destruction, these supply responses reinforce SLB’s conviction of a broad-based recovery in upstream markets in 2027 and 2028.

Digital

Digital revenue of $640 million increased 9% year on year primarily driven by a $66 million increase in Digital Operations. This growth was supported by increased digital services adoption and new technology introduction as well as the acquisition of ChampionX, which contributed $32 million of digital revenue during the first quarter of 2026.

Digital pretax operating margin of 21% slightly declined by 28 basis points (“bps”) year on year.

Reservoir Performance

Reservoir Performance revenue of $1.6 billion decreased 6% year on year due to lower stimulation and intervention activity primarily driven by operational disruptions caused by the Middle East conflict.

Reservoir Performance pretax operating margin of 16% contracted 47 bps year on year primarily due to lower profitability in stimulation and intervention.

Well Construction

Well Construction revenue of $2.8 billion decreased 6% year on year primarily from lower activity due to the Middle East conflict.

Well Construction pretax operating margin of 15% contracted 463 bps year on year primarily due to lower profitability as a result of the Middle East conflict, compounded by pricing headwinds in select markets.

Production Systems

Production Systems revenue of $3.5 billion increased 23% year on year from the acquired ChampionX production chemicals and artificial lift businesses, which contributed $833 million revenue and $148 million in pretax operating income during the quarter.

Excluding the impact of the acquisition, Production Systems first-quarter 2026 revenue decreased 6% year on year due to the disruptions from the Middle East conflict.

Production Systems pretax operating margin of 14% contracted 240 bps year on year primarily due to lower profitability in surface production systems, SLB OneSubsea and completions.

All Other

All Other revenue of $443 million decreased 21% year on year driven by the absence of $118 million in Asset Performance Solutions (“APS”) revenue following the divestiture of the Palliser asset in Canada in the second quarter of 2025 coupled with reduced revenue in SLB Capturi. This decline was partially offset by a $44 million, or 45%, increase in Data Center Solutions revenue.

All Other pretax operating income of $113 million decreased $49 million year on year primarily due to lower profitability in APS projects following the Palliser divestiture.

First Quarter 2026 Compared to Fourth Quarter 2025

		(Stated in millions)

	First Quarter 2026		Fourth Quarter 2025
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$640	$134	$825	$280
Reservoir Performance	1,594	257	1,748	342
Well Construction	2,797	424	2,949	550
Production Systems	3,508	497	4,078	664
All Other	443	113	445	85
Eliminations & other	(261)	(104)	(300)	(114)
Corporate & other (1)		(228)		(208)
Interest income (2)		20		31
Interest expense (3)		(116)		(126)
Charges and credits (4)		(41)		(561)
	$8,721	$956	$9,745	$943

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($5 million in the first quarter of 2026; $- in the fourth quarter of 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in the first quarter of 2026; $- million in the fourth quarter of 2025).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2026 revenue of $8.7 billion decreased 11% sequentially as revenue declined 13% in the international markets and 2% in North America primarily due to seasonal effects and disruptions caused by the Middle East conflict.

Internationally, revenue decreased 17% on a sequential basis in the Middle East & Asia, 11% in Europe and Africa and 9% in Latin America due to seasonally lower activity following strong year-end product and digital sales. Revenue in the Middle East & Asia was also negatively impacted by disruptions from the conflict.

Revenue in North America declined 2% sequentially due to lower drilling activity on land and lower digital exploration sales following strong year-end sales in the fourth quarter of 2025. These declines were partially offset by higher revenue from Data Center Solutions.

Digital

Digital revenue of $640 million declined 22% sequentially due to seasonally lower activity following strong year-end digital sales in the fourth quarter of 2025.

Digital pretax operating margin of 21% contracted 13 percentage points sequentially reflecting the seasonally lower digital sales.

Reservoir Performance

Reservoir Performance revenue of $1.6 billion declined 9% sequentially reflecting the combined effects of seasonally lower activity in Europe & Africa and Asia, and the disruptions related to the Middle East conflict.

Reservoir Performance pretax operating margin of 16% contracted 348 bps sequentially due to the effects of the seasonally lower activity and disruptions in the Middle East.

Well Construction

Well Construction revenue of $2.8 billion declined 5% sequentially primarily reflecting the combined effect of seasonally lower activity in Europe & Africa and Asia and the disruptions related to the Middle East conflict.

Well Construction pretax operating margin of 15% contracted 350 bps sequentially due to the seasonally lower activity and disruptions in the Middle East.

Production Systems

Production Systems revenue declined 14% sequentially following strong year-end product sales internationally in the fourth quarter of 2025 as well as disruptions from the Middle East conflict.

Production Systems pretax operating margin of 14% contracted 212 bps sequentially reflecting seasonally lower profitability following the strong year-end product sales in the fourth quarter of 2025.

All Other

All Other revenue of $443 million declined slightly by 1% sequentially due to lower revenue from APS projects in Ecuador partially offset by $12 million of higher Data Center Solutions revenue.

All Other pretax operating income of $113 million increased $28 million sequentially due to an improved performance in SLB Capturi.

Interest & Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2026	2025
Interest income	$25	$36
Earnings of equity method investments	18	42
	$43	$78

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2026 and 2025 were as follows:

	First Quarter
	2026	2025
Research & engineering	1.9%	2.0%
General & administrative	1.1%	1.1%

The effective tax rate was 20% for the first quarter of 2026 as compared to 22% for the same period of 2025. The decrease in the effective tax rate was primarily due to the effect of the charges and credits described in Note 2.

Charges and Credits

SLB recorded charges and credits during the first three months of 2026 and 2025. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2026:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Merger and integration	$41	$8	$2	$31

2025:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Workforce reductions	$158	$10	$-	$148
Merger and integration	48	1	4	43
	$206	$11	$4	$191

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2026	2025	2025
Cash	$2,819	$2,936	$3,036
Short-term investments	568	961	1,176
Short-term borrowings and current portion of long-term debt	(1,938)	(3,475)	(1,894)
Long-term debt	(9,670)	(10,527)	(9,742)
Net debt (1)	$(8,221)	$(10,105)	$(7,424)

	Three Months Ended Mar. 31,
Changes in Liquidity:	2026	2025
Net income	$761	$829
Depreciation and amortization (2)	685	640
Deferred taxes	53	(37)
Stock-based compensation expense	101	91
Increase in working capital	(1,102)	(937)
Other	(11)	74
Cash flow from operations	487	660
Capital expenditures	(343)	(398)
APS investments	(103)	(108)
Exploration data costs capitalized	(64)	(51)
Free cash flow (3)	(23)	103
Stock repurchase program	(451)	(2,300)
Dividends paid	(426)	(386)
Proceeds from employee stock purchase plan	104	105
Proceeds from exercise of stock options	74	8
Business acquisitions and investments, net of cash acquired and debt assumed	(70)	(37)
Taxes paid on net settled stock-based compensation awards	(59)	(53)
Other	(30)	(32)
Decrease in net debt before impact of changes in foreign exchange rates	(881)	(2,592)
Impact of changes in foreign exchange rates on net debt	84	(108)
Increase in net debt	(797)	(2,700)
Net debt, beginning of period	(7,424)	(7,405)
Net debt, end of period	$(8,221)	$(10,105)

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

Key liquidity events during the first three months of 2026 and 2025 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $0.5 billion during the first three months of 2026 compared to $0.6 billion during the first three months of 2025. Capital investments for the full year 2026 are expected to be approximately $2.5 billion.
•
In January 2026, SLB announced a 3.5% increase to its quarterly cash dividend from $0.285 per share of outstanding common stock to $0.295 per share, beginning with the dividend payable in April 2026. Dividends paid during the first three months of 2026 and 2025 were $426 million and $386 million, respectively.
•
As of March 31, 2026, SLB had cumulatively repurchased approximately $6.3 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2026	$451	9.2	$49.04
Three months ended March 31, 2025	$1,840	47.6	$38.62

As of March 31, 2026, SLB had $3.4 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts, along with cash generated by ongoing operations, are sufficient to meet future business requirements for the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of March 31, 2026, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of those countries, the United States, represented greater than 10% of such receivables.

FORWARD-LOOKING STATEMENTS

This first-quarter 2026 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); the benefits of the ChampionX acquisition, including the ability of SLB to integrate the ChampionX business successfully and to achieve anticipated synergies and value creation from the acquisition; oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of ongoing or escalating conflicts on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of April 29, 2026, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting SLB, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the SLB Annual Report on Form 10-K for the fiscal year ended December 31, 2025. SLB’s exposure to market risk has not changed materially since December 31, 2025.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of March 31, 2026, SLB had repurchased approximately $6.3 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended March 31, 2026 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
January 2026	762.0	$49.60	762.0	$4,089,473
February 2026	4,180.3	$50.29	4,180.3	$3,879,262
March 2026	4,256.3	$47.72	4,256.3	$3,676,191
	9,198.6	$49.04	9,198.6

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

SLB’s residual transactions or dealings with the government of Iran during the first quarter of 2026 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of SLB N.V (SLB Limited) (incorporated by reference to Exhibit 3.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)

Exhibit 3.2—Amended and Restated By-Laws of SLB N.V. (SLB Limited) (incorporated by reference to Exhibit 3.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)

* Exhibit 10—Form of Performance Share Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (+)

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

SLB LIMITED
Date:	April 29, 2026	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory