Form 10-Q
period 2026-06-30
SLB LIMITED/NV
filed 2026-07-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2026
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,484,143,231

SLB Limited

Second Quarter 2026 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2026	2025	2026	2025
Revenue
Services	$5,200	$5,327	$10,119	$10,692
Product sales	3,772	3,219	7,574	6,343
Total Revenue	8,972	8,546	17,693	17,035
Interest & other income	76	252	119	330
Expenses
Cost of services	4,340	4,227	8,389	8,480
Cost of sales	3,237	2,707	6,578	5,335
Research & engineering	171	180	335	352
General & administrative	84	87	181	184
Restructuring & other	-	135	-	293
Merger & integration	69	35	110	84
Interest	128	142	244	289
Income before taxes	1,019	1,285	1,975	2,348
Tax expense	204	237	399	471
Net income	815	1,048	1,576	1,877
Net income attributable to noncontrolling interests	29	34	38	66
Net income attributable to SLB	$786	$1,014	$1,538	$1,811

Basic income per share of SLB	$0.53	$0.75	$1.03	$1.33

Diluted income per share of SLB	$0.52	$0.74	$1.02	$1.32
Average shares outstanding:
Basic	1,490	1,352	1,494	1,359
Assuming dilution	1,506	1,366	1,511	1,373

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2026	2025	2026	2025
Net income	$815	$1,048	$1,576	$1,877
Currency translation adjustments
Unrealized net change arising during the period	27	54	33	226
Cash flow hedges
Net gain (loss) on cash flow hedges	50	26	36	(39)
Reclassification to net income of net realized loss (gain)	5	(5)	7	-
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	14	8	25	16
Amortization to net income of net prior service credit	3	(3)	-	(6)
Income taxes on pension and other postretirement benefit plans	(2)	(1)	(3)	(1)
Other	-	2	(5)	11
Comprehensive income	912	1,129	1,669	2,084
Comprehensive income attributable to noncontrolling interests	29	34	38	66
Comprehensive income attributable to SLB	$883	$1,095	$1,631	$2,018

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2026	Dec. 31,
	(Unaudited)	2025
ASSETS
Current Assets
Cash	$2,743	$3,036
Short-term investments	1,328	1,176
Receivables less allowance for doubtful accounts (2026 - $322; 2025 - $335)	9,132	8,689
Inventories	5,436	5,032
Other current assets	1,605	1,580
	20,244	19,513
Investments in Affiliated Companies	1,691	1,783
Fixed Assets less accumulated depreciation	7,745	7,894
Goodwill	17,001	16,794
Intangible Assets	4,876	4,988
Other Assets	3,975	3,896
	$55,532	$54,868
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,210	$11,490
Estimated liability for taxes on income	742	894
Short-term borrowings and current portion of long-term debt	1,658	1,894
Dividends payable	456	443
	14,066	14,721
Long-term Debt	11,140	9,742
Postretirement Benefits	475	479
Deferred Taxes	669	644
Other Liabilities	1,928	1,991
	28,278	27,577
Equity
Common stock	16,260	16,354
Treasury stock	(4,253)	(3,576)
Retained earnings	18,710	18,067
Accumulated other comprehensive loss	(4,643)	(4,736)
SLB stockholders’ equity	26,074	26,109
Noncontrolling interests	1,180	1,182
	27,254	27,291
	$55,532	$54,868

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,576	$1,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	1,397	1,273
Gain on sale of APS project	-	(149)
Impairment of equity method investment	-	69
Deferred taxes	(5)	(60)
Stock-based compensation expense	179	168
Earnings of equity method investments, less dividends received	(21)	(47)
Change in assets and liabilities: (2)
Increase in receivables	(307)	(480)
Increase in inventories	(362)	(288)
(Increase) decrease in other current assets	(30)	86
Decrease (increase) in other assets	6	(44)
Decrease in accounts payable and accrued liabilities	(406)	(557)
Decrease in estimated liability for taxes on income	(239)	(162)
Increase in other liabilities	-	73
Other	58	43
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,846	1,802
Cash flows from investing activities:
Capital expenditures	(802)	(769)
APS investments	(226)	(225)
Exploration data costs capitalized	(125)	(83)
Business acquisitions and investments, net of cash acquired	(236)	(47)
(Purchase) sales of short-term investments, net	(158)	632
Proceeds from sale of APS investment	-	316
Other	25	(10)
NET CASH USED IN INVESTING ACTIVITIES	(1,522)	(186)
Cash flows from financing activities:
Stock repurchase program	(1,099)	(2,300)
Dividends paid	(866)	(773)
Proceeds from employee stock purchase plan	105	105
Proceeds from exercise of stock options	106	8
Taxes paid on net settled stock-based compensation awards	(63)	(55)
Proceeds from issuance of long-term debt	1,985	1,081
Repayment of long-term debt	(729)	-
Net increase (decrease) in short-term borrowings	10	(28)
Other	(55)	(27)
NET CASH USED IN FINANCING ACTIVITIES	(606)	(1,989)
Net decrease in cash before translation effect	(282)	(373)
Translation effect on cash	(11)	65
Cash, beginning of period	3,036	3,544
Cash, end of period	$2,743	$3,236

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2026 – June 30, 2026	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2026	$16,354	$(3,576)	$18,067	$(4,736)	$1,182	$27,291
Net income			1,538		38	1,576
Currency translation adjustments				33		33
Changes in fair value of cash flow hedges				43		43
Pension and other postretirement benefit plans				22		22
Shares sold to optionees, less shares exchanged	(18)	124				106
Vesting of restricted stock, net of taxes withheld	(210)	147				(63)
Employee stock purchase plan	(45)	150				105
Stock repurchase program		(1,099)				(1,099)
Stock-based compensation expense	179					179
Dividends declared ($0.59 per share)			(880)			(880)
Dividends paid to noncontrolling interests					(55)	(55)
Other		1	(15)	(5)	15	(4)
Balance, June 30, 2026	$16,260	$(4,253)	$18,710	$(4,643)	$1,180	$27,254

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2025 – June 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2025	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350
Net income			1,811		66	1,877
Currency translation adjustments				226		226
Changes in fair value of cash flow hedges				(39)		(39)
Pension and other postretirement benefit plans				9		9
Shares sold to optionees, less shares exchanged	(2)	10				8
Vesting of restricted stock, net of taxes withheld	(226)	171				(55)
Employee stock purchase plan	(44)	149				105
Stock repurchase program		(2,300)				(2,300)
Stock-based compensation expense	168					168
Dividends declared ($0.57 per share)			(773)			(773)
Dividends paid to noncontrolling interests					(43)	(43)
Other		1		11	6	18
Balance, June 30, 2025	$11,354	$(3,742)	$17,433	$(4,743)	$1,249	$21,551

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2026 – June 30, 2026	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2026	$16,198	$(3,650)	$18,369	$(4,740)	$1,176	$27,353
Net income			786		29	815
Currency translation adjustments				27		27
Changes in fair value of cash flow hedges				55		55
Pension and other postretirement benefit plans				15		15
Shares sold to optionees, less shares exchanged	(3)	35				32
Vesting of restricted stock, net of taxes withheld	(13)	9				(4)
Employee stock purchase plan		1				1
Stock repurchase program		(648)				(648)
Stock-based compensation expense	78					78
Dividends declared ($0.295 per share)			(437)			(437)
Dividends paid to noncontrolling interests					(32)	(32)
Other	-		(8)		7	(1)
Balance, June 30, 2026	$16,260	$(4,253)	$18,710	$(4,643)	$1,180	$27,254

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2025 – June 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2025	$10,827	$(3,292)	$16,804	$(4,824)	$1,233	$20,748
Net income			1,014		34	1,048
Currency translation adjustments				54		54
Changes in fair value of cash flow hedges				21		21
Pension and other postretirement benefit plans				4		4
Shares sold to optionees, less shares exchanged	(1)	1				-
Vesting of restricted stock, net of taxes withheld	(9)	7				(2)
Stock repurchase program	460	(460)				-
Stock-based compensation expense	77					77
Dividends declared ($0.285 per share)			(385)			(385)
Dividends paid to noncontrolling interests					(22)	(22)
Other		2		2	4	8
Balance, June 30, 2025	$11,354	$(3,742)	$17,433	$(4,743)	$1,249	$21,551

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2026	1,580	(85)	1,495
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	3	3
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(21)	(21)
Balance, June 30, 2026	1,580	(96)	1,484

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SLB Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The December 31, 2025 balance sheet information has been derived from the SLB 2025 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on January 23, 2026.

2. Charges and Credits

2026

SLB recorded charges of $41 million and $69 million during the first and second quarters of 2026, respectively, primarily in connection with the July 2025 acquisition of ChampionX Corporation ("ChampionX") (see Note 4 - Acquisition). These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger and integration	$41	$8	$2	$31
Second quarter:
Merger and integration	69	19	3	47
	$110	$27	$5	$78

2025

First quarter

During the first quarter of 2025, SLB recorded a $158 million charge relating to workforce reductions to realign and optimize its support and service delivery structure. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

During the first quarter of 2025, SLB recorded $49 million of charges in connection with the July 2025 acquisition of ChampionX and the October 2023 acquisition of the Aker Solutions subsea business. These costs are classified in Merger & integration in the Consolidated Statement of Income.

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

During the second quarter of 2025, SLB completed the sale of its interest in the Palliser Asset Performance Solutions ("APS") project in Canada in exchange for net cash proceeds of $338 million, of which $22 million were received in the third quarter of 2025. SLB recorded a gain of $149 million as a result of this transaction. This gain is classified in Interest & other income in the Consolidated Statement of Income.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
	$228	$26	$8	$194

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2026			2025
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$786	1,490	$0.53	$1,014	1,352	$0.75
Assumed exercise of stock options	-	1		-	-
Unvested restricted stock	-	15		-	14
Diluted	$786	1,506	$0.52	$1,014	1,366	$0.74

	2026			2025
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$1,538	1,494	$1.03	$1,811	$1,359	$1.33
Assumed exercise of stock options	-	1		-	-
Unvested restricted stock	-	16		-	14
Diluted	$1,538	1,511	$1.02	$1,811	$1,373	$1.32

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2026	2025	2026	2025
Employee stock options	5	18	5	18

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

Excluding its Drilling Technologies business, which was disposed of concurrently with the closing of the acquisition, ChampionX recorded revenue of approximately $0.9 billion and $1.7 billion during the second quarter and the first six months of 2025, respectively.

5. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2026	2025
Raw materials & field materials	$2,720	$2,550
Work in progress	887	797
Finished goods	1,829	1,685
	$5,436	$5,032

6. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2026	2025
Property, plant & equipment	$32,105	$32,045
Less: Accumulated depreciation	24,360	24,151
	$7,745	$7,894

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2026	2025
Second Quarter	$473	$408
Six Months	$937	$805

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

		Reservoir	Well	Production
	Digital	Performance	Construction	Systems	All Other	Total
Balance at December 31, 2025	$2,060	$4,111	$6,598	$3,699	$326	$16,794
Acquisitions	45	24	-	143	-	212
Other	-	-	(13)	-	8	(5)
Balance at June 30, 2026	$2,105	$4,135	$6,585	$3,842	$334	$17,001

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Jun. 30, 2026			Dec. 31, 2025
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$2,782	$910	$1,872	$2,783	$849	$1,934
Technology/technical know-how	2,736	1,075	1,661	2,635	998	1,637
Tradenames	1,067	308	759	1,067	283	784
Other	1,639	1,055	584	1,637	1,004	633
	$8,224	$3,348	$4,876	$8,122	$3,134	$4,988

Amortization expense charged to income was as follows:

(Stated in millions)

	2026	2025
Second Quarter	$111	$82
Six Months	$221	$164

Based on the carrying value of intangible assets at June 30, 2026, amortization expense for the subsequent five years is estimated to be: remaining two quarters of 2026: $226 million; 2027: $449 million; 2028: $439 million; 2029: $422 million; 2030: $414 million; and 2031: $390 million.

9. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2026	2025
3.90% Senior Notes due 2028	$1,488	$1,484
2.65% Senior Notes due 2030	1,247	1,247
2.00% Guaranteed Notes due 2032	1,134	1,172
0.25% Notes due 2027	1,026	1,059
0.50% Notes due 2031	1,024	1,058
5.15% Senior Notes due 2036	992	-
4.30% Senior Notes due 2029	849	848
4.50% Senior Notes due 2028	498	497
4.55% Senior Notes due 2031	497	-
4.80% Senior Notes due 2033	496	-
4.85% Senior Notes due 2033	495	495
5.00% Senior Notes due 2029	495	494
5.00% Senior Notes due 2034	488	487
7.00% Notes due 2038	194	195
5.95% Notes due 2041	110	111
5.13% Notes due 2043	98	98
5.00% Senior Notes due 2027	-	497
Other	9	-
	$11,140	$9,742

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at June 30, 2026 and December 31, 2025, was $10.7 billion and $9.4 billion, respectively.

At June 30, 2026, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2029 and $3.0 billion matures in December 2030. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at June 30, 2026 or December 31, 2025.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. There were no borrowings under the commercial paper programs at June 30, 2026 and December 31, 2025.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of June 30, 2026, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross-currency interest rate swaps was as follows:

	(Stated in millions)

	Jun. 30, 2026	Dec. 31, 2025
Other current assets	$53	$93
Other Assets	$58	$110
Other Liabilities	$12	$6

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.5 billion and $6.3 billion in various foreign currencies as of June 30, 2026 and December 31, 2025, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of June 30, 2026 and December 31, 2025.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2026	2025	2026	2025	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(40)	$330	$(143)	$467	Cost of services/sales
Cross-currency interest rate swaps	(18)	(18)	(35)	(37)	Interest expense
Foreign currency forward contracts	(19)	-	(35)	(1)	Cost of services/sales
Foreign currency forward contracts	14	4	28	-	Revenue
	$(63)	$316	$(185)	$429
Derivatives not designated as hedges:
Foreign currency forward contracts	$13	$(17)	$8	$42	Cost of services/sales

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

12. Segment Information

Financial information by segment is as follows:

		(Stated in millions)

	Second Quarter 2026
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$697	$194	$48	$62
Reservoir Performance	1,556	232	118	125
Well Construction	2,742	417	161	136
Production Systems	3,771	586	152	165
All Other	505	142	85	125
Eliminations & other	(299)	(167)	71	30
Corporate & other (1)		(211)	77
Interest income (2)		23
Interest expense (3)		(128)
Charges and credits (4)		(69)
	$8,972	$1,019	$712	$643

		(Stated in millions)

	Second Quarter 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$591	$153	$33	$33
Reservoir Performance	1,691	314	107	124
Well Construction	2,963	551	169	118
Production Systems	2,932	491	91	111
All Other	583	155	117	107
Eliminations & other	(214)	(80)	71	27
Corporate & other (1)		(169)	45
Interest income (2)		30
Interest expense (3)		(139)
Charges and credits (4)		(21)
	$8,546	$1,285	$633	$520

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

		(Stated in millions)

	Six Months 2026
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$1,337	$328	$81	$127
Reservoir Performance	3,150	489	231	214
Well Construction	5,539	841	322	244
Production Systems	7,279	1,083	304	294
All Other	948	255	169	232
Eliminations & other	(560)	(271)	140	42
Corporate & other (1)		(439)	150
Interest income (2)		43
Interest expense (3)		(244)
Charges and credits (4)		(110)
	$17,693	$1,975	$1,397	$1,153

		(Stated in millions)

	Six Months 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$1,177	$278	$89	$86
Reservoir Performance	3,391	596	211	261
Well Construction	5,940	1,140	333	247
Production Systems	5,773	962	181	201
All Other	1,145	317	227	229
Eliminations & other	(391)	(153)	142	53
Corporate & other (1)		(347)	90
Interest income (2)		66
Interest expense (3)		(283)
Charges and credits (4)		(228)
	$17,035	$2,348	$1,273	$1,077

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($11 million in 2026; $- million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $6 million in 2025).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments includes capital expenditures, APS investments, and exploration data costs capitalized.

Total assets by segment are as follows:

	(Stated in millions)

	Jun. 30,	Dec. 31,
	2026	2025
Digital	$918	$925
Reservoir Performance	4,087	3,947
Well Construction	6,365	6,167
Production Systems	9,753	9,373
All Other	2,315	2,249
Eliminations and other	1,069	1,033
Goodwill and intangibles	21,877	21,783
Cash and short-term investments	4,071	4,212
All other assets	5,077	5,179
	$55,532	$54,868

Segment assets consist of receivables, inventories, fixed assets, exploration data costs capitalized, and APS investments.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2026	2025	2026	2025
North America	$2,244	$1,655	$4,412	$3,373
Latin America	1,714	1,492	3,243	2,986
Europe & Africa (1)	2,385	2,369	4,642	4,604
Middle East & Asia	2,572	2,986	5,257	5,983
Other	57	44	139	89
	$8,972	$8,546	$17,693	$17,035

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2026
	North
	America	International	Other	Total
Digital	$170	$526	$1	$697
Reservoir Performance	147	1,409	-	1,556
Well Construction	549	2,156	37	2,742
Production Systems	1,259	2,478	34	3,771
All Other	188	317	-	505
Eliminations & other	(69)	(215)	(15)	(299)
	$2,244	$6,671	$57	$8,972

			(Stated in millions)

	Second Quarter 2025
	North
	America	International	Other	Total
Digital	$126	$462	$3	$591
Reservoir Performance	148	1,541	2	1,691
Well Construction	512	2,394	57	2,963
Production Systems	685	2,243	4	2,932
All Other	203	380	-	583
Eliminations & other	(19)	(173)	(22)	(214)
	$1,655	$6,847	$44	$8,546

		(Stated in millions)

	Six Months 2026
	North
	America	International	Other	Total
Digital	$367	$969	$1	$1,337
Reservoir Performance	290	2,854	6	3,150
Well Construction	1,097	4,351	91	5,539
Production Systems	2,465	4,750	64	7,279
All Other	331	617	-	948
Eliminations & other	(138)	(399)	(23)	(560)
	$4,412	$13,142	$139	$17,693

		(Stated in millions)

	Six Months 2025
	North
	America	International	Other	Total
Digital	$297	$877	$3	$1,177
Reservoir Performance	290	3,097	4	3,391
Well Construction	1,054	4,775	111	5,940
Production Systems	1,356	4,410	7	5,773
All Other	419	727	(1)	1,145
Eliminations & other	(43)	(313)	(35)	(391)
	$3,373	$13,573	$89	$17,035

Significant segment expenses, which represent the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	Second Quarter 2026
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$193	$390	$579	$481
Cost of products, materials, and supplies	-	244	751	2,154
Depreciation and amortization	48	118	161	152
Allocations	92	161	232	137
Other	170	411	602	261
	$503	$1,324	$2,325	$3,185

(Stated in millions)

	Second Quarter 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$182	$407	$592	$233
Cost of products, materials, and supplies	-	279	818	1,790
Depreciation and amortization	33	107	169	91
Allocations	84	163	240	139
Other	139	421	593	188
	$438	$1,377	$2,412	$2,441

(Stated in millions)

	Six Months 2026
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$376	$776	$1,161	$948
Cost of products, materials, and supplies	-	514	1,519	4,144
Depreciation and amortization	81	231	322	304
Allocations	179	323	461	273
Other	373	817	1,235	527
	$1,009	$2,661	$4,698	$6,196

(Stated in millions)

	Six Months 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$372	$814	$1,195	$473
Cost of products, materials, and supplies	-	587	1,620	3,521
Depreciation and amortization	89	211	333	181
Allocations	162	327	490	276
Other	276	856	1,162	360
	$899	$2,795	$4,800	$4,811

Other segment expenses include transportation, mobilization, lease, professional fees, and other costs.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.5 billion at June 30, 2026 and $0.4 billion at December 31, 2025. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $6.4 billion at June 30, 2026, of which approximately 70% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.3 billion at both June 30, 2026 and December 31, 2025. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2026 Compared to First Quarter 2026

		(Stated in millions)

	Second Quarter 2026		First Quarter 2026
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$697	$194	$640	$134
Reservoir Performance	1,556	232	1,594	257
Well Construction	2,742	417	2,797	424
Production Systems	3,771	586	3,508	497
All Other	505	142	443	113
Eliminations & other	(299)	(167)	(261)	(104)
Corporate & other (1)		(211)		(228)
Interest income (2)		23		20
Interest expense (3)		(128)		(116)
Charges and credits (4)		(69)		(41)
	$8,972	$1,019	$8,721	$956

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($5 million in the second quarter of 2026; $5 million in the first quarter of 2026).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in the second quarter of 2026; $- million in the first quarter of 2026).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2026 revenue of $9.0 billion increased 3% compared to the first quarter of 2026 as broad-based growth across international markets—led by offshore activity in Latin America, Europe & Africa, and Asia—more than offset the impact of continued disruptions in the Middle East.

Excluding the Middle East, revenue grew sequentially across all Divisions, supported by higher offshore activity, a rebound in U.S. unconventionals, and strong demand for production and recovery solutions.

International revenue increased 3% sequentially despite the severe disruptions in the Middle East. Strong performances in Latin America, Europe & Africa and Asia more than offset the decline in the Middle East where revenue fell 13% sequentially to $1.66 billion.

North America revenue increased 4% sequentially driven by higher sales of production chemicals, artificial lift, and valves in U.S. land, as well as increased revenue from Data Center Solutions.

Digital

Digital revenue of $697 million increased 9% sequentially, driven by a 25%, or $25 million, increase in Digital Exploration revenue resulting from higher sales of exploration data licenses and transfer fees. Sequential growth also benefited from $17 million in higher sales in Platforms & Applications.

Digital pretax operating margin of 28%, expanded 683 basis points (“bps”) sequentially, primarily due to higher sales of exploration data licenses and transfer fees, as well as improved profitability in Digital Operations and Platforms & Applications.

Reservoir Performance

Reservoir Performance revenue of $1.6 billion decreased 2% sequentially, primarily due to lower evaluation, stimulation, and intervention activity resulting from operational disruptions related to the Middle East conflict. While activity in the Middle East began to recover in certain countries as conditions improved, operations in other markets remained constrained by production shut-ins and ongoing security challenges.

Reservoir Performance pretax operating margin of 15% contracted 121 bps sequentially primarily due to lower profitability in evaluation and intervention activities.

Well Construction

Well Construction revenue of $2.7 billion decreased 2% sequentially, reflecting the impact of disruptions associated with the Middle East conflict. The decline was partially offset by higher offshore drilling activity in Latin America.

Well Construction pretax operating margin of 15% was essentially flat sequentially, as lower profitability in the Middle East was offset by improved profitability in other areas.

Production Systems

Production Systems revenue of $3.8 billion increased 7% sequentially, driven by strong growth in Latin America, Europe & Africa, Asia, and North America, despite a decline in the Middle East due to disruptions associated with the regional conflict. Sequential growth was supported by higher revenue from SLB OneSubsea, along with increased sales of artificial lift, valves, surface production systems, and completions.

Production Systems pretax operating margin was 16%, expanding 138 basis points sequentially, driven by improved profitability in SLB OneSubsea and artificial lift.

All Other

All Other revenue of $505 million increased $63 million sequentially primarily due to 33%, or $46 million, higher revenue in Data Center Solutions.

All Other pretax operating income of $142 million increased $29 million sequentially due to improved profitability in Data Center Solutions and Asset Performance Solutions (“APS”).

Six Months 2026 Compared to Six Months 2025

		(Stated in millions)

	Six Months 2026		Six Months 2025
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$1,337	$328	$1,177	$278
Reservoir Performance	3,150	489	3,391	596
Well Construction	5,539	841	5,940	1,140
Production Systems	7,279	1,083	5,773	962
All Other	948	255	1,145	317
Eliminations & other	(560)	(271)	(391)	(153)
Corporate & other (1)		(439)		(347)
Interest income (2)		43		66
Interest expense (3)		(244)		(283)
Charges and credits (4)		(110)		(228)
	$17,693	$1,975	$17,035	$2,348

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($11 million in 2026; $- million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $6 million in 2025).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2026 revenue of $17.7 billion increased 4%, or $658 million, year on year. Excluding the impact of the ChampionX acquisition in the third quarter last year, revenue declined year on year by 6%, or $1.05 billion. This decrease was largely attributable to a 12%, or $0.7 billion, decline in revenue in the Middle East due to operational disruptions related to the conflict in the region.

Digital

Digital revenue of $1.3 billion increased 14%, or $160 million, year on year, driven by a $120 million increase in Digital Operations and $55 million of higher sales of exploration data licenses and transfer fees.

Digital pretax operating margin of 25% increased 93 bps year on year driven by the higher Digital Exploration sales and improved profitability in Digital Operations.

Reservoir Performance

Reservoir Performance revenue of $3.1 billion decreased 7% year on year due to lower stimulation and intervention activity primarily driven by operational disruptions caused by the Middle East conflict.

Reservoir Performance pretax operating margin of 16% contracted 208 bps year on year primarily due to the operational disruption in the Middle East.

Well Construction

Well Construction revenue of $5.5 billion decreased 7% year on year primarily due to lower activity resulting from the Middle East conflict.

Well Construction pretax operating margin of 15% contracted 401 bps year on year primarily due to lower profitability as a result of the Middle East conflict compounded by pricing headwinds in select markets.

Production Systems

Production Systems revenue of $7.3 billion increased 26% year on year from the acquired ChampionX production chemicals and artificial lift businesses, which contributed $1.7 billion of revenue and $307 million in pretax operating income during the first six months of 2026.

Excluding the impact of the acquisition, Production Systems revenue for the first six months of 2026 decreased 3% year on year primarily due to the disruptions from the Middle East conflict.

Production Systems pretax operating margin of 15% contracted 178 bps year on year due to lower profitability in surface production systems, SLB OneSubsea and completions.

All Other

All Other revenue of $948 million decreased $197 million year on year driven by the absence of $215 million in APS revenue following the divestiture of the Palliser asset in Canada in the second quarter of 2025 coupled with reduced revenue in SLB Capturi.

All Other pretax operating income of $255 million decreased $62 million year on year largely due to lower profitability in APS projects following the Palliser divestiture.

Interest & Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter	First Quarter	Six Months
	2026	2026	2026	2025
Earnings of equity method investments	$48	$18	$65	$115
Interest income	28	25	54	66
Gain on sale of Palliser APS project	-	-	-	149
	$76	$43	$119	$330

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue were as follows:

	Second	First
	Quarter	Quarter	Six Months
	2026	2026	2026	2025
Research & engineering	1.9%	1.9%	1.9%	2.1%
General & administrative	0.9%	1.1%	1.0%	1.1%

Charges and Credits

SLB recorded charges and credits during the first six months of 2026 and 2025. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2026:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger and integration	$41	$8	$2	$31
Second quarter:
Merger and integration	69	19	3	47
	$110	$27	$5	$78

2025:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
	$228	$26	$8	$194

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2026	2025	2025
Cash	$2,743	$3,236	$3,036
Short-term investments	1,328	511	1,176
Short-term borrowings and current portion of long-term debt	(1,658)	(2,807)	(1,894)
Long-term debt	(11,140)	(10,891)	(9,742)
Net debt (1)	$(8,727)	$(9,951)	$(7,424)

	Six Months Ended Jun. 30,
Changes in Liquidity:	2026	2025
Net income	$1,576	$1,877
Depreciation and amortization (2)	1,397	1,273
Gain on sale of Palliser APS project	-	(149)
Impairment of equity method investment	-	69
Earnings of equity method investments, less dividends received	(21)	(47)
Deferred taxes	(5)	(60)
Stock-based compensation expense	179	168
Increase in working capital	(1,344)	(1,401)
Other	64	72
Cash flow from operations	1,846	1,802
Capital expenditures	(802)	(769)
APS investments	(226)	(225)
Exploration data costs capitalized	(125)	(83)
Free cash flow (3)	693	725
Stock repurchase program	(1,099)	(2,300)
Dividends paid	(866)	(773)
Proceeds from employee stock purchase plan	105	105
Proceeds from exercise of stock options	106	8
Business acquisitions and investments, net of cash acquired and debt assumed	(249)	(47)
Proceeds from the sale of Palliser APS project	-	316
Taxes paid on net settled stock-based compensation awards	(63)	(55)
Other	(42)	(30)
Increase in net debt before impact of changes in foreign exchange rates	(1,415)	(2,051)
Impact of changes in foreign exchange rates on net debt	112	(495)
Increase in net debt	(1,303)	(2,546)
Net debt, beginning of period	(7,424)	(7,405)
Net debt, end of period	$(8,727)	$(9,951)

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

Key liquidity events during the first six months of 2026 and 2025 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.2 billion during the first six months of 2026 compared to $1.1 billion during the first six months of 2025. Capital investments for the full year 2026 are expected to be approximately $2.5 billion.
•
In January 2026, SLB announced a 3.5% increase to its quarterly cash dividend from $0.285 per share of outstanding common stock to $0.295 per share, beginning with the dividend payable in April 2026. Dividends paid during the first six months of 2026 and 2025 were $866 million and $773 million, respectively.
•
During the second quarter of 2026, SLB issued $500 million of 4.55% Senior Notes due 2031, $500 million of 4.80% Senior Notes due 2033, and $1.0 billion of 5.15% Senior Notes due 2036.
•
During the second quarter of 2025, SLB completed the sale of its interest in the Palliser APS project in Canada in exchange for net cash proceeds of $338 million, of which $22 million were received in the third quarter of 2025.
•
As of June 30, 2026, SLB had cumulatively repurchased approximately $7.0 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2026	$1,099	21.2	$51.92
Six months ended June 30, 2025	$2,300	56.8	$40.51

As of June 30, 2026, SLB had $4.1 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts, along with cash generated by ongoing operations, are sufficient to meet future business requirements for the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of June 30, 2026, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of those countries, the United States, represented greater than 10% of such receivables.

FORWARD-LOOKING STATEMENTS

This second-quarter 2026 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); the benefits of the ChampionX acquisition, including the ability of SLB to integrate the ChampionX business successfully and to achieve anticipated synergies and value creation from the acquisition; oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of ongoing or escalating conflicts on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of July 29, 2026, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of June 30, 2026, SLB had repurchased approximately $7.0 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended June 30, 2026 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
April 2026	4,169.1	$52.56	4,169.1	$3,457,076
May 2026	3,659.1	$55.93	3,659.1	$3,252,436
June 2026	4,138.4	$54.12	4,138.4	$3,028,458
	11,966.6	$54.13	11,966.6

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

SLB’s residual transactions or dealings with the government of Iran during the second quarter of 2026 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

On May 27, 2026, Olivier Le Peuch, CEO and a member of the SLB Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 435,000 shares of SLB’s common stock, including shares obtained through the exercise of vested stock options, between August 26, 2026 and July 27, 2027, for a duration of 426 days.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of SLB N.V. (SLB Limited) (incorporated by reference to Exhibit 3.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)

Exhibit 3.2—Amended and Restated By-Laws of SLB N.V. (SLB Limited) (incorporated by reference to Exhibit 3.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)

Exhibit 4.1—Indenture dated as of December 3, 2013, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)

Exhibit 4.2—Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)

* Exhibit 4.3—Fourth Supplemental Indenture dated as of May 29, 2024, among Schlumberger Investment S.A., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 5.000% Senior Notes due 2034)

Exhibit 4.4—Sixth Supplemental Indenture dated as of May 7, 2026, among Schlumberger Investment S.A., as issuer, SLB Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 4.550% Senior Notes due 2031, 4.800% Senior Notes due 2033, and 5.150% Senior Notes due 2036) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 12, 2026)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

SLB LIMITED
Date:	July 29, 2026	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory