Form 10-Q
period 2026-09-30
SLB LIMITED/NV
filed 2026-10-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2026
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,476,029,613

SLB Limited

Third Quarter 2026 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2026	2025	2026	2025
Revenue
Services	$5,073	$5,152	$15,192	$15,844
Product sales	4,376	3,776	11,950	10,119
Total Revenue	9,449	8,928	27,142	25,963
Interest & other income	68	78	187	408
Expenses
Cost of services	4,138	4,075	12,527	12,554
Cost of sales	3,745	3,295	10,323	8,631
Research & engineering	156	170	491	522
General & administrative	84	72	265	256
Restructuring & other	187	109	187	402
Merger & integration	55	143	165	226
Interest	133	142	377	432
Income before taxes	1,019	1,000	2,994	3,348
Tax expense	239	226	638	697
Net income	780	774	2,356	2,651
Net income attributable to noncontrolling interests	45	35	83	101
Net income attributable to SLB	$735	$739	$2,273	$2,550

Basic income per share of SLB	$0.50	$0.50	$1.53	$1.83

Diluted income per share of SLB	$0.49	$0.50	$1.51	$1.80
Average shares outstanding:
Basic	1,481	1,471	1,490	1,396
Assuming dilution	1,497	1,488	1,506	1,414

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2026	2025	2026	2025
Net income	$780	$774	$2,356	$2,651
Currency translation adjustments
Unrealized net change arising during the period	(75)	(43)	(42)	183
Cash flow hedges
Net gain (loss) on cash flow hedges	18	(28)	54	(67)
Reclassification to net income of net realized loss (gain)	3	(8)	10	(8)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	14	9	39	25
Amortization to net income of net prior service credit	2	(3)	2	(9)
Pension settlement charge	187	-	187	-
Income taxes on pension and other postretirement benefit plans	(1)	-	(4)	(1)
Other	(10)	3	(15)	14
Comprehensive income	918	704	2,587	2,788
Comprehensive income attributable to noncontrolling interests	45	35	83	101
Comprehensive income attributable to SLB	$873	$669	$2,504	$2,687

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2026	Dec. 31,
	(Unaudited)	2025
ASSETS
Current Assets
Cash	$2,621	$3,036
Short-term investments	930	1,176
Receivables less allowance for doubtful accounts (2026 - $322; 2025 - $335)	9,735	8,689
Inventories	5,517	5,032
Other current assets	1,694	1,580
	20,497	19,513
Investments in Affiliated Companies	1,712	1,783
Fixed Assets less accumulated depreciation	7,707	7,894
Goodwill	17,263	16,794
Intangible Assets	4,927	4,988
Other Assets	4,094	3,896
	$56,200	$54,868
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,955	$11,490
Estimated liability for taxes on income	695	894
Short-term borrowings and current portion of long-term debt	1,653	1,894
Dividends payable	454	443
	14,757	14,721
Long-term Debt	11,147	9,742
Postretirement Benefits	470	479
Deferred Taxes	656	644
Other Liabilities	1,957	1,991
	28,987	27,577
Equity
Common stock	16,248	16,354
Treasury stock	(4,698)	(3,576)
Retained earnings	19,006	18,067
Accumulated other comprehensive loss	(4,505)	(4,736)
SLB stockholders’ equity	26,051	26,109
Noncontrolling interests	1,162	1,182
	27,213	27,291
	$56,200	$54,868

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,356	$2,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	2,095	1,911
Non-cash pension settlement charge	187	-
Gain on sale of APS project	-	(149)
Impairment of equity method investment	-	121
Deferred taxes	(27)	(89)
Stock-based compensation expense	251	257
Earnings of equity method investments, less dividends received	(25)	(59)
Change in assets and liabilities: (2)
Increase in receivables	(882)	(528)
Increase in inventories	(455)	(249)
(Increase) decrease in other current assets	(115)	87
Decrease (increase) in other assets	15	(39)
Increase (decrease) in accounts payable and accrued liabilities	192	(381)
Decrease in estimated liability for taxes on income	(286)	(202)
(Decrease) increase in other liabilities	(23)	40
Other	73	113
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,356	3,484
Cash flows from investing activities:
Capital expenditures	(1,287)	(1,178)
APS investments	(340)	(312)
Exploration data costs capitalized	(208)	(168)
Cash acquired in ChampionX Corporation acquisition	-	479
Business acquisitions and investments, net of cash acquired	(570)	(144)
Sale of short-term investments, net	228	572
Purchase of Blue Chip Swap securities	-	(167)
Proceeds from sale of Blue Chip securities	-	144
Proceeds from sale of APS investment	-	338
Proceeds from sale of ChampionX Drilling Technologies business	-	286
Other	37	8
NET CASH USED IN INVESTING ACTIVITIES	(2,140)	(142)
Cash flows from financing activities:
Stock repurchase program	(1,755)	(2,414)
Dividends paid	(1,305)	(1,176)
Proceeds from issuance of long-term debt	2,000	660
Repayment of long-term debt	(715)	(1,112)
Proceeds from employee stock purchase plan	227	222
Proceeds from exercise of stock options	120	8
Taxes paid on net settled stock-based compensation awards	(71)	(61)
Net increase in short-term borrowings	6	17
Other	(121)	(65)
NET CASH USED IN FINANCING ACTIVITIES	(1,614)	(3,921)
Net decrease in cash before translation effect	(398)	(579)
Translation effect on cash	(17)	49
Cash, beginning of period	3,036	3,544
Cash, end of period	$2,621	$3,014

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2026 – September 30, 2026	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2026	$16,354	$(3,576)	$18,067	$(4,736)	$1,182	$27,291
Net income			2,273		83	2,356
Currency translation adjustments				(42)		(42)
Changes in fair value of cash flow hedges				64		64
Pension and other postretirement benefit plans				224		224
Shares sold to optionees, less shares exchanged	(23)	143				120
Vesting of restricted stock, net of taxes withheld	(248)	177				(71)
Employee stock purchase plan	(86)	313				227
Stock repurchase program		(1,755)				(1,755)
Stock-based compensation expense	251					251
Dividends declared ($0.885 per share)			(1,316)			(1,316)
Dividends paid to noncontrolling interests					(120)	(120)
Other			(18)	(15)	17	(16)
Balance, September 30, 2026	$16,248	$(4,698)	$19,006	$(4,505)	$1,162	$27,213

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2025 – September 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2025	$11,458	$(1,773)	$16,395	$(4,950)	$1,220	$22,350
Net income			2,550		101	2,651
Currency translation adjustments				183		183
Changes in fair value of cash flow hedges				(75)		(75)
Pension and other postretirement benefit plans				15		15
Shares sold to optionees, less shares exchanged	(9)	17				8
Vesting of restricted stock, net of taxes withheld	(267)	206				(61)
Employee stock purchase plan	(99)	321				222
Stock repurchase program		(2,414)				(2,414)
Stock-based compensation expense	257					257
Dividends declared ($0.855 per share)			(1,199)			(1,199)
Dividends paid to noncontrolling interests					(65)	(65)
Acquisition of ChampionX Corporation	5,005				19	5,024
Other	(7)	7		14	12	26
Balance, September 30, 2025	$16,338	$(3,636)	$17,746	$(4,813)	$1,287	$26,922

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2026 – September 30, 2026	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2026	$16,260	$(4,253)	$18,710	$(4,643)	$1,180	$27,254
Net income			735		45	780
Currency translation adjustments				(75)		(75)
Changes in fair value of cash flow hedges				21		21
Pension and other postretirement benefit plans				202		202
Shares sold to optionees, less shares exchanged	(5)	19				14
Vesting of restricted stock, net of taxes withheld	(38)	30				(8)
Employee stock purchase plan	(41)	163				122
Stock repurchase program		(656)				(656)
Stock-based compensation expense	72					72
Dividends declared ($0.295 per share)			(436)			(436)
Dividends paid to noncontrolling interests					(65)	(65)
Other		(1)	(3)	(10)	2	(12)
Balance, September 30, 2026	$16,248	$(4,698)	$19,006	$(4,505)	$1,162	$27,213

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2025 – September 30, 2025	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2025	$11,354	$(3,742)	$17,433	$(4,743)	$1,249	$21,551
Net income			739		35	774
Currency translation adjustments				(43)		(43)
Changes in fair value of cash flow hedges				(36)		(36)
Pension and other postretirement benefit plans				6		6
Shares sold to optionees, less shares exchanged	(7)	7				-
Vesting of restricted stock, net of taxes withheld	(41)	35				(6)
Employee stock purchase plan	(55)	172				117
Stock repurchase program		(114)				(114)
Stock-based compensation expense	89					89
Dividends declared ($0.285 per share)			(426)			(426)
Dividends paid to noncontrolling interests					(22)	(22)
Acquisition of ChampionX Corporation	5,005				19	5,024
Other	(7)	6		3	6	8
Balance, September 30, 2025	$16,338	$(3,636)	$17,746	$(4,813)	$1,287	$26,922

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2026	1,580	(85)	1,495
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	5	5
Shares issued under employee stock purchase plan	-	7	7
Stock repurchase program	-	(34)	(34)
Balance, September 30, 2026	1,580	(104)	1,476

See Notes to Consolidated Financial Statements

SLB LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SLB Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The December 31, 2025 balance sheet information has been derived from the SLB 2025 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on January 23, 2026.

2. Charges and Credits

2026

SLB offered a lump sum payment in lieu of receiving an annuity to former employees and pensioners who were participants in its International Staff Pension Plan. This pension plan paid approximately $0.9 billion from its plan assets to those who accepted the offer, thereby reducing its benefit obligation. This transaction had no cash impact on SLB, but did result in a non-cash pension settlement charge of $187 million during the third quarter of 2026. This settlement charge represented the immediate recognition of the related deferred actuarial losses in Accumulated Other Comprehensive Loss and is classified in Restructuring & other in the Consolidated Statement of Income.

SLB recorded charges of $41 million, $69 million and $55 million during the first, second and third quarters of 2026, respectively, in connection with the July 2025 acquisition of ChampionX Corporation ("ChampionX") (see Note 4 - Acquisition). These costs are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger and integration	$41	$8	$2	$31
Second quarter:
Merger and integration	69	19	3	47
Third quarter:
Pension settlement charge	187	-	-	187
Merger and integration	55	13	2	40
	$352	$40	$7	$305

2025

First quarter

During the first quarter of 2025, SLB recorded a $158 million charge relating to workforce reductions to realign and optimize its support and service delivery structure. This charge is classified in Restructuring & other in the Consolidated Statement of Income.

During the first quarter of 2025, SLB recorded $49 million of charges in connection with the ChampionX acquisition and the October 2023 acquisition of the Aker Solutions subsea business. These costs are classified in Merger & integration in the Consolidated Statement of Income.

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

During the second quarter of 2025, in connection with the ChampionX acquisition and the acquisition of the Aker Solutions subsea business, SLB recorded $35 million of charges related to merger and integration-related costs. These costs are classified in Merger & integration in the Consolidated Statement of Income.

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

Third quarter

In connection with the acquisition of ChampionX, SLB recorded charges of $66 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value; $61 million of transaction costs, including advisory and legal fees; and $54 million relating to employee benefits for change-in-control arrangements, accelerated stock-based compensation and retention. In addition, SLB recorded $28 million of other merger and integration costs associated with the acquisition of ChampionX and the acquisition of the Aker Solutions subsea business. $143 million of these costs are classified in Merger & integration with the remaining $66 million classified in Cost of sales in the Consolidated Statement of Income.

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

	(Stated in millions)

	Pretax Charge	Tax Benefit	Noncontrolling
	(Credit)	(Expense)	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Other merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Other merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
Third quarter:
Amortization of inventory fair value adjustment	66	15	-	51
Acquisition-related professional fees	61	-	-	61
Workforce reductions	57	4	-	53
Acquisition-related employee benefits	54	2	-	52
Impairment of equity-method investment	52	4	-	48
Other merger and integration	28	2	4	22
	$546	$53	$12	$481

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2026			2025
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$735	1,481	$0.50	$739	1,471	$0.50
Assumed exercise of stock options	-	1		-	1
Unvested restricted stock	-	15		-	16
Diluted	$735	1,497	$0.49	$739	1,488	$0.50

	2026			2025
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$2,273	1,490	$1.53	$2,550	1,396	$1.83
Assumed exercise of stock options	-	1		-	1
Unvested restricted stock	-	15		-	17
Diluted	$2,273	1,506	$1.51	$2,550	1,414	$1.80

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

Businesses acquired from ChampionX contributed revenue of approximately $0.6 billion and pretax operating income of approximately $0.1 billion to SLB for the period from August 1, 2025 to September 30, 2025.

Excluding its Drilling Technologies business, which was disposed of concurrently with the closing of the acquisition, ChampionX recorded revenue of approximately $2.0 billion during the period of January 1, 2025 to July 31, 2025. The proforma impact of this acquisition on net income attributable to SLB and diluted earnings per share was not material.

5. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2026	2025
Raw materials & field materials	$2,746	$2,550
Work in progress	953	797
Finished goods	1,818	1,685
	$5,517	$5,032

6. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2026	2025
Property, plant & equipment	$32,186	$32,045
Less: Accumulated depreciation	24,479	24,151
	$7,707	$7,894

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2026	2025
Third Quarter	$468	$453
Nine Months	$1,405	$1,258

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

		Reservoir	Well	Production
	Digital	Performance	Construction	Systems	All Other	Total
Balance at December 31, 2025	$2,060	$4,111	$6,598	$3,699	$326	$16,794
Acquisitions	272	24	-	140	-	436
Other	-	-	(13)	27	19	33
Balance at September 30, 2026	$2,332	$4,135	$6,585	$3,866	$345	$17,263

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Sept. 30, 2026			Dec. 31, 2025
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$2,780	$938	$1,842	$2,783	$849	$1,934
Technology/technical know-how	2,900	1,119	1,781	2,635	998	1,637
Trade names	1,066	321	745	1,067	283	784
Other	1,643	1,084	559	1,637	1,004	633
	$8,389	$3,462	$4,927	$8,122	$3,134	$4,988

Amortization expense charged to income was as follows:

(Stated in millions)

	2026	2025
Third Quarter	$113	$101
Nine Months	$334	$265

Based on the carrying value of intangible assets at September 30, 2026, amortization expense for the subsequent five years is estimated to be: fourth quarter of 2026: $124 million; 2027: $484 million; 2028: $473 million; 2029: $457 million; 2030: $448 million; and 2031: $426 million.

9. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2026	2025
3.90% Senior Notes due 2028	$1,490	$1,484
2.65% Senior Notes due 2030	1,247	1,247
2.00% Guaranteed Notes due 2032	1,132	1,172
0.25% Notes due 2027	1,023	1,059
0.50% Notes due 2031	1,022	1,058
5.15% Senior Notes due 2036	992	-
4.30% Senior Notes due 2029	849	848
4.50% Senior Notes due 2028	498	497
4.55% Senior Notes due 2031	497	-
4.80% Senior Notes due 2033	496	-
4.85% Senior Notes due 2033	495	495
5.00% Senior Notes due 2029	495	494
5.00% Senior Notes due 2034	488	487
7.00% Notes due 2038	194	195
5.95% Notes due 2041	110	111
5.13% Notes due 2043	98	98
5.00% Senior Notes due 2027	-	497
Other	21	-
	$11,147	$9,742

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at September 30, 2026 and December 31, 2025, was $10.4 billion and $9.4 billion, respectively.

At September 30, 2026, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, of which $2.0 billion matures in February 2029 and $3.0 billion matures in December 2030. These committed facilities support commercial paper programs in the United States and Europe. There were no borrowings under these facilities at September 30, 2026 or December 31, 2025.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. There were no borrowings under the commercial paper programs at September 30, 2026 and December 31, 2025.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of September 30, 2026, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross-currency interest rate swaps was as follows:

	(Stated in millions)

	Sept. 30, 2026	Dec. 31, 2025
Other current assets	$49	$93
Other Assets	$54	$110
Other Liabilities	$12	$6

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.8 billion and $6.3 billion in various foreign currencies as of September 30, 2026 and December 31, 2025, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of September 30, 2026 and December 31, 2025.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2026	2025	2026	2025	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(10)	$(52)	$(153)	$415	Cost of services/sales
Cross-currency interest rate swaps	(18)	(17)	(53)	(55)	Interest expense
Foreign currency forward contracts	4	3	(31)	2	Cost of services/sales
Foreign currency forward contracts	(7)	7	21	7	Revenue
	$(31)	$(59)	$(216)	$369
Derivatives not designated as hedges:
Foreign currency forward contracts	$(13)	$(22)	$(5)	$20	Cost of services/sales

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

12. Segment Information

Financial information by segment is as follows:

		(Stated in millions)

	Third Quarter 2026
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$693	$194	$34	$83
Reservoir Performance	1,634	266	118	105
Well Construction	2,888	475	157	166
Production Systems	4,000	646	154	170
All Other	544	136	90	120
Eliminations & other	(310)	(141)	73	38
Corporate & other (1)		(204)	72
Interest income (2)		22
Interest expense (3)		(133)
Charges and credits (4)		(242)
	$9,449	$1,019	$698	$682

		(Stated in millions)

	Third Quarter 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$658	$187	$28	$86
Reservoir Performance	1,682	312	110	105
Well Construction	2,967	558	170	110
Production Systems	3,474	559	131	121
All Other	397	96	62	94
Eliminations & other	(250)	(86)	72	65
Corporate & other (1)		(203)	65
Interest income (2)		37
Interest expense (3)		(142)
Charges and credits (4)		(318)
	$8,928	$1,000	$638	$581

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($4 million in 2026; $- million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $- million in 2025).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments includes capital expenditures, APS investments, and exploration data costs capitalized.

		(Stated in millions)

	Nine Months 2026
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$2,030	$522	$115	$211
Reservoir Performance	4,783	754	348	319
Well Construction	8,427	1,315	479	410
Production Systems	11,278	1,728	458	464
All Other	1,492	391	258	352
Eliminations & other	(868)	(409)	215	79
Corporate & other (1)		(643)	222
Interest income (2)		65
Interest expense (3)		(377)
Charges and credits (4)		(352)
	$27,142	$2,994	$2,095	$1,835

		(Stated in millions)

	Nine Months 2025
			Depreciation
		Income	and	Capital
	Revenue	Before Taxes	Amortization	Investments (5)
Digital	$1,836	$465	$117	$172
Reservoir Performance	5,072	908	321	366
Well Construction	8,908	1,698	502	358
Production Systems	9,247	1,520	312	322
All Other	1,542	414	290	323
Eliminations & other	(642)	(239)	215	117
Corporate & other (1)		(550)	154
Interest income (2)		103
Interest expense (3)		(425)
Charges and credits (4)		(546)
	$25,963	$3,348	$1,911	$1,658

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($14 million in 2026; $1 million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $6 million in 2025).
(4)
See Note 2 – Charges and Credits.
(5)
Capital investments includes capital expenditures, APS investments, and exploration data costs capitalized.

Total assets by segment are as follows:

	(Stated in millions)

	Sept. 30,	Dec. 31,
	2026	2025
Digital	$1,024	$925
Reservoir Performance	4,159	3,947
Well Construction	6,564	6,167
Production Systems	9,987	9,373
All Other	2,432	2,249
Eliminations and other	1,066	1,033
Goodwill and intangibles	22,190	21,783
Cash and short-term investments	3,551	4,212
All other assets	5,227	5,179
	$56,200	$54,868

Segment assets consist of receivables, inventories, fixed assets, exploration data costs capitalized, and APS investments.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2026	2025	2026	2025
North America	$2,401	$1,930	$6,812	$5,303
Latin America	1,749	1,482	4,992	4,469
Europe & Africa (1)	2,437	2,434	7,078	7,038
Middle East & Asia	2,807	3,000	8,064	8,983
Other	55	82	196	170
	$9,449	$8,928	$27,142	$25,963

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2026
	North
	America	International	Other	Total
Digital	$168	$523	$2	$693
Reservoir Performance	154	1,472	8	1,634
Well Construction	579	2,274	35	2,888
Production Systems	1,335	2,642	23	4,000
All Other	231	313	-	544
Eliminations & other	(66)	(231)	(13)	(310)
	$2,401	$6,993	$55	$9,449

			(Stated in millions)

	Third Quarter 2025
	North
	America	International	Other	Total
Digital	$156	$500	$2	$658
Reservoir Performance	143	1,536	3	1,682
Well Construction	527	2,371	69	2,967
Production Systems	1,008	2,440	26	3,474
All Other	132	264	1	397
Eliminations & other	(36)	(195)	(19)	(250)
	$1,930	$6,916	$82	$8,928

		(Stated in millions)

	Nine Months 2026
	North
	America	International	Other	Total
Digital	$535	$1,492	$3	$2,030
Reservoir Performance	443	4,325	15	4,783
Well Construction	1,676	6,624	127	8,427
Production Systems	3,800	7,392	86	11,278
All Other	562	930	-	1,492
Eliminations & other	(204)	(629)	(35)	(868)
	$6,812	$20,134	$196	$27,142

		(Stated in millions)

	Nine Months 2025
	North
	America	International	Other	Total
Digital	$453	$1,377	$6	$1,836
Reservoir Performance	433	4,633	6	5,072
Well Construction	1,581	7,146	181	8,908
Production Systems	2,365	6,850	32	9,247
All Other	990	550	2	1,542
Eliminations & other	(519)	(66)	(57)	(642)
	$5,303	$20,490	$170	$25,963

Significant segment expenses, which represent the difference between segment revenue and pretax segment income, consist of the following:

(Stated in millions)

	Third Quarter 2026
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$191	$384	$576	$472
Cost of products, materials, and supplies	-	248	808	2,302
Depreciation and amortization	34	118	157	154
Allocations	86	162	230	137
Other	188	456	642	289
	$499	$1,368	$2,413	$3,354

(Stated in millions)

	Third Quarter 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$185	$393	$586	$404
Cost of products, materials, and supplies	-	292	807	2,005
Depreciation and amortization	28	110	170	131
Allocations	82	160	230	130
Other	176	415	616	245
	$471	$1,370	$2,409	$2,915

(Stated in millions)

	Nine Months 2026
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$566	$1,160	$1,737	$1,420
Cost of products, materials, and supplies	-	762	2,327	6,445
Depreciation and amortization	115	348	479	458
Allocations	265	485	691	410
Other	562	1,274	1,878	817
	$1,508	$4,029	$7,112	$9,550

(Stated in millions)

	Nine Months 2025
		Reservoir	Well	Production
	Digital	Performance	Construction	Systems
Compensation	$557	$1,207	$1,781	$877
Cost of products, materials, and supplies	-	879	2,427	5,526
Depreciation and amortization	117	321	502	312
Allocations	244	487	720	406
Other	453	1,270	1,780	606
	$1,371	$4,164	$7,210	$7,727

Other segment expenses include transportation, mobilization, lease, professional fees, and other costs.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.6 billion at September 30, 2026 and $0.4 billion at December 31, 2025. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $6.8 billion at September 30, 2026, of which approximately 80% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.7 billion at September 30, 2026 and $2.3 billion at December 31, 2025. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2026 Compared to Second Quarter 2026

		(Stated in millions)

	Third Quarter 2026		Second Quarter 2026
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$693	$194	$697	$194
Reservoir Performance	1,634	266	1,556	232
Well Construction	2,888	475	2,742	417
Production Systems	4,000	646	3,771	586
All Other	544	136	505	142
Eliminations & other	(310)	(141)	(299)	(167)
Corporate & other (1)		(204)		(211)
Interest income (2)		22		23
Interest expense (3)		(133)		(128)
Charges and credits (4)		(242)		(69)
	$9,449	$1,019	$8,972	$1,019

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($4 million in the third quarter of 2026; $5 million in the second quarter of 2026).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in the third quarter of 2026; $- million in the second quarter of 2026).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter 2026 revenue of $9.4 billion increased 5% compared to the second quarter of 2026 with all geographic areas growing sequentially — led by a gradual recovery in the Middle East, growth in North America land and broadening international activity in deepwater offshore basins.

In the Middle East, revenue grew 13% sequentially despite late-quarter disruptions. Outside the region, growth was supported by higher activity in U.S. Land, highlighted by ChampionX achieving its highest quarterly revenue since the acquisition in July 2025.

Energy security and supply shocks continue to drive a quest for international supply diversification, reserve replacement and sustained production — driving a distinct upcycle, despite near-term uncertainty in the Middle East.

SLB's international outlook continues to strengthen, driven by deepwater momentum across Latin America, Europe, Sub-Saharan Africa and Asia, underscored by recent SLB OneSubsea contract awards. Furthermore, international diversification is accelerating as major U.S. shale operators expand abroad and partner with national oil companies across global basins.

Digital

Digital revenue of $693 million decreased 1% sequentially, primarily reflecting a $48 million decrease in Digital Exploration revenue following strong sales of exploration data licenses and transfer fees in Brazil and Indonesia in the prior quarter. This decline was largely offset by higher Platforms & Applications sales and continued growth in Digital Operations.

Digital pretax operating margin of 28% increased 27 basis points (bps) sequentially, primarily due to improved profitability in Platforms & Applications and Digital Operations, partially offset by lower profitability in Digital Exploration following reduced sales of exploration data licenses and transfer fees.

Reservoir Performance

Reservoir Performance revenue of $1.6 billion increased 5% sequentially, driven by higher intervention, evaluation and stimulation services, particularly in the Middle East.

Reservoir Performance pretax operating margin of 16% increased 140 bps sequentially, driven by improved profitability in the Middle East as operations recovered, particularly across evaluation, stimulation and intervention services.

Well Construction

Well Construction revenue of $2.9 billion increased 5% sequentially, driven by higher drilling activity in the Middle East, led by strong drilling fluids sales and increased drilling measurements activity.

Well Construction pretax operating margin of 16% increased 122 bps sequentially, driven primarily by improved profitability in the Middle East as operations recovered during the quarter.

Production Systems

Production Systems revenue of $4.0 billion increased 6% sequentially, driven by higher sales of completions, production chemicals and artificial lift in the Middle East, as well as stronger SLB OneSubsea revenue in Europe & Africa.

Production Systems pretax operating margin of 16%, increased 60 bps sequentially driven by improved profitability in SLB OneSubsea, artificial lift, completions and production chemicals, supported by the recovery in Middle East operations.

All Other

All Other revenue of $544 million increased $39 million sequentially driven by strong growth in Data Center Solutions, where revenue increased 23% or $44 million.

All Other pretax operating income of $136 million decreased $6 million sequentially as ramp-up costs associated with new Data Center Solutions projects impacted profitability.

Nine Months 2026 Compared to Nine Months 2025

		(Stated in millions)

	Nine Months 2026		Nine Months 2025
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital	$2,030	$522	$1,836	$465
Reservoir Performance	4,783	754	5,072	908
Well Construction	8,427	1,315	8,908	1,698
Production Systems	11,278	1,728	9,247	1,520
All Other	1,492	391	1,542	414
Eliminations & other	(868)	(409)	(642)	(239)
Corporate & other (1)		(643)		(550)
Interest income (2)		65		103
Interest expense (3)		(377)		(425)
Charges and credits (4)		(352)		(546)
	$27,142	$2,994	$25,963	$3,348

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($14 million in 2026; $1 million in 2025).
(3)
Interest expense excludes amounts that are included in the segments’ income ($- million in 2026; $6 million in 2025).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2026 revenue of $27.1 billion increased 5% or $1.2 billion year on year. Excluding the impact of the ChampionX acquisition in the third quarter last year, revenue declined year on year by 4% or $0.9 billion. This decrease was largely attributable to a 16%, or $1.1 billion, decline in revenue in the Middle East due to operational disruptions related to the conflict in the region.

Digital

Digital revenue of $2.0 billion increased 11%, or $194 million, year on year driven by a $152 million increase in Digital Operations and $53 million of higher sales of exploration data licenses and transfer fees.

Digital pretax operating margin of 26% increased 41 bps year on year driven by higher Digital Exploration sales and improved profitability in Digital Operations.

Reservoir Performance

Reservoir Performance revenue of $4.8 billion decreased 6% year on year due to lower stimulation and intervention activity, primarily driven by operational disruptions caused by the Middle East conflict.

Reservoir Performance pretax operating margin of 16% contracted 212 bps year on year primarily due to the operational disruptions caused by the Middle East conflict.

Well Construction

Well Construction revenue of $8.4 billion decreased 5% year on year primarily due to lower activity resulting from the Middle East conflict.

Well Construction pretax operating margin of 16% contracted 346 bps year on year primarily due to lower profitability as a result of the Middle East conflict compounded by pricing headwinds in select markets.

Production Systems

Production Systems revenue of $11.3 billion increased 22% year on year from the acquired ChampionX production chemicals and artificial lift businesses. Excluding the impact of the acquisition, Production Systems revenue for the first nine months of 2026 was essentially flat year on year as the decline in the Middle East was offset by growth in other regions.

Production Systems pretax operating margin of 15% decreased 111 bps year on year primarily due to lower profitability in surface production systems, SLB OneSubsea and completions.

All Other

All Other revenue of $1.5 billion decreased $50 million year on year. The absence of $215 million in APS revenue following the divestiture of the Palliser asset in Canada in the second quarter of 2025 was offset by a $226 million increase in Data Center Solutions revenue. The remaining decrease was primarily attributable to reduced revenue in SLB Capturi.

All Other pretax operating income of $391 million decreased $23 million due to lower profitability in APS projects following the Palliser divestiture partially offset by higher profitability in Data Center Solutions as a result of the higher revenue.

Interest Expense

Interest expense of $377 million for the first nine months of 2026 decreased by $55 million as compared to the same period of 2025. This decrease was primarily driven by lower average outstanding commercial paper borrowings in the first nine months of 2026 as compared to the same period of 2025.

Interest & Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter	Second Quarter	Nine Months
	2026	2026	2026	2025
Earnings of equity method investments	$43	$48	$80	$155
Interest income	25	28	107	104
Gain on sale of Palliser APS project	-	-	-	149
	$68	$76	$187	$408

The decrease in earnings of equity method investments for the first nine months of 2026 as compared to the same period of 2025 was primarily associated with equity investments in rig-related businesses.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue were as follows:

	Third	Second
	Quarter	Quarter	Nine Months
	2026	2026	2026	2025
Research & engineering	1.7%	1.9%	1.8%	2.0%
General & administrative	0.9%	0.9%	1.0%	1.0%

The effective tax rate was 23% for the third quarter of 2026 as compared to 20% for the second quarter of 2026. The increase in the effective tax rate was primarily due to the $187 million pension settlement charge recorded during the third quarter of 2026, described in Note 2 to the Consolidated Financial Statements, which is not tax deductible. The effective tax rate for both the first nine months of 2026 and 2025 was 21%.

Charges and Credits

SLB recorded charges and credits during the first nine months of 2026 and 2025. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2026:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger and integration	$41	$8	$2	$31
Second quarter:
Merger and integration	69	19	3	47
Third quarter:
Pension settlement charge	187	-	-	187
Merger and integration	55	13	2	40
	$352	$40	$7	$305

2025:

	(Stated in millions)

	Pretax Charge	Tax Benefit	Noncontrolling
	(Credit)	(Expense)	Interests	Net
First quarter:
Workforce reductions	$158	$10	$-	$148
Other merger and integration	49	1	4	44
Second quarter:				-
Impairment of equity method investment	69	12	-	57
Workforce reductions	66	3	-	63
Other merger and integration	35	4	4	27
Gain on sale of Palliser APS project	(149)	(4)	-	(145)
Third quarter:
Amortization of inventory fair value adjustment	66	15	-	51
Acquisition-related professional fees	61	-	-	61
Workforce reductions	57	4	-	53
Acquisition-related employee benefits	54	2	-	52
Impairment of equity-method investment	52	4	-	48
Other merger and integration	28	2	4	22
	$546	$53	$12	$481

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2026	2025	2025
Cash	$2,621	$3,014	$3,036
Short-term investments	930	571	1,176
Short-term borrowings and current portion of long-term debt	(1,653)	(1,923)	(1,894)
Long-term debt	(11,147)	(10,843)	(9,742)
Net debt (1)	$(9,249)	$(9,181)	$(7,424)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2026	2025
Net income	$2,356	$2,651
Depreciation and amortization (2)	2,095	1,911
Non-cash pension settlement expense	187	-
Gain on sale of Palliser APS project	-	(149)
Impairment of equity method investment	-	121
Earnings of equity method investments, less dividends received	(25)	(59)
Deferred taxes	(27)	(89)
Stock-based compensation expense	251	257
Increase in working capital	(1,546)	(1,273)
Other	65	114
Cash flow from operations	3,356	3,484
Capital expenditures	(1,287)	(1,178)
APS investments	(340)	(312)
Exploration data costs capitalized	(208)	(168)
Free cash flow (3)	1,521	1,826
Stock repurchase program	(1,755)	(2,414)
Dividends paid	(1,305)	(1,176)
Proceeds from employee stock purchase plan	227	222
Proceeds from exercise of stock options	120	8
Net debt assumed in connection with ChampionX acquisition	-	(133)
Business acquisitions and investments, net of cash acquired and debt assumed	(583)	(144)
Proceeds from the sale of Palliser APS project	-	338
Proceeds from sale of ChampionX Drilling Technologies business	-	286
Purchase of Blue Chip Swap securities	-	(167)
Proceeds from sale of Blue Chip securities	-	144
Taxes paid on net settled stock-based compensation awards	(71)	(61)
Other	(99)	(34)
Increase in net debt before impact of changes in foreign exchange rates	(1,945)	(1,305)
Impact of changes in foreign exchange rates on net debt	120	(471)
Increase in net debt	(1,825)	(1,776)
Net debt, beginning of period	(7,424)	(7,405)
Net debt, end of period	$(9,249)	$(9,181)

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

Key liquidity events during the first nine months of 2026 and 2025 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data costs capitalized) were $1.8 billion during the first nine months of 2026 compared to $1.7 billion during the first nine months of 2025. Capital investments for the full year 2026 are expected to be approximately $2.5 billion.
•
In January 2026, SLB announced a 3.5% increase to its quarterly cash dividend from $0.285 per share of outstanding common stock to $0.295 per share, beginning with the dividend payable in April 2026. Dividends paid during the first nine months of 2026 and 2025 were $1.3 billion and $1.2 billion, respectively.
•
During the second quarter of 2026, SLB issued $500 million of 4.55% Senior Notes due 2031, $500 million of 4.80% Senior Notes due 2033, and $1.0 billion of 5.15% Senior Notes due 2036.
•
As of September 30, 2026, SLB had cumulatively repurchased approximately $7.6 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2026	$1,755	34.0	$51.57
Nine months ended September 30, 2025	$2,414	60.0	$40.23
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

As of September 30, 2026, SLB had $3.6 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts, along with cash generated by ongoing operations, are sufficient to meet future business requirements for the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of September 30, 2026, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of those countries, the United States, represented greater than 10% of such receivables.

On August 31, 2026, SLB announced that it signed an agreement to acquire Kelvion, a global provider of thermal management and heat exchange technologies. The acquisition strengthens SLB’s Data Center Solutions business with critical thermal management technologies and expands SLB's role in data center infrastructure, which is one of the world’s fastest-growing industrial and technology markets. Under the terms of the agreement, SLB will acquire Kelvion for approximately $3.4 billion in cash and will assume approximately $0.7 billion of debt. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first half of 2027.

FORWARD-LOOKING STATEMENTS

This third-quarter 2026 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); the benefits of the ChampionX acquisition, including the ability of SLB to integrate the ChampionX business successfully and to achieve anticipated synergies and value creation from the acquisition; the benefits of the proposed transaction between SLB and Kelvion and the anticipated timing of such transaction; oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of ongoing or escalating conflicts on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; inflation; changes in monetary policy by governments; tariffs; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; the terms and timing of the proposed transaction between SLB and Kelvion; the ability of SLB and Kelvion to integrate the business successfully and to achieve anticipated synergies and value creation from the proposed transaction; the ability to secure government regulatory approvals on the terms expected, at all or in a timely manner; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of October 28, 2026, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of September 30, 2026, SLB had repurchased approximately $7.6 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended September 30, 2026 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
July 2026	5,168.7	$47.38	5,168.7	$2,783,546
August 2026	3,601.0	$52.36	3,601.0	$2,595,014
September 2026	4,101.0	$54.39	4,101.0	$2,371,954
	12,870.7	$51.01	12,870.7

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

SLB’s residual transactions or dealings with the government of Iran during the third quarter of 2026 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

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

SLB LIMITED
Date:	October 28, 2026	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory